Form 10QSB
period 1995-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1995-08-10
CIK 725646

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                    For the transition period.........to.........

                           Commission file number 2-85829


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
          (Exact name of small business issuer as specified in its charter)


             New York                                         13-3202289
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                      Identification No.)

      230 Park Avenue, Suite 2400
         New York, New York                                           10169
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (212) 697-2330



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)          DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                               (A Limited Partnership)

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995


       Assets

            Cash and cash equivalents:
               Unrestricted                                          $   645,683

               Restricted-tenant security deposits                        44,398

            Accounts receivable                                          109,757

            Escrow and other deposits                                    326,920
            Prepaid expenses                                               8,490

            Note receivable                                               51,127

            Deferred charges                                             262,733

            Investment properties:
               Land                                   $ 3,188,684

               Building and improvements               15,126,037

               Furniture, fixtures and equipment          983,709

               Less accumulated depreciation           (9,666,812)     9,631,618
                                                                     $11,080,726

       Liabilities and Partners' Equity (Deficit)

       Liabilities

            Accounts payable                                         $    11,147
            Accrued liabilities:

               Interest                               $    32,460

               Property taxes                             297,069
               Professional fees                           23,200

               Other                                       14,811        367,540

            Accountability to partnership (Note 4)                       826,645

            Deposits and other tenant liabilities                        188,402
            Mortgage and other indebtedness                            8,622,642

               Total liabilities                                      10,016,376
       Partners' equity (deficit)

            General partner                               (98,251)
            Limited partners                            1,162,601      1,064,350

                                                                     $11,080,726

                          See Notes to Financial Statements

      b)          DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                               (A Limited Partnership)

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                           Three Months Ended          Six Months Ended
                                                June 30,                  June 30,

                                           1995        1994           1995          1994
       Revenues:

          Rental operations               $667,337   $601,216      $1,414,624    $1,256,204
          Interest income                   10,510      4,667          16,906         8,839

          Other income                      10,373     50,977          18,905       101,301

                Total revenues             688,220    656,860       1,450,435     1,366,344

       Expenses:
          Rental operations                276,633    286,340         545,167       584,047

          Equity in loss (income) of
             joint venture (Note 4)             --    (69,539)        111,337        82,610

          General and administrative        32,152     33,148          58,290        56,168

          Management fees to related
             party (Note 3)                 17,780     15,211          35,418        30,468
          Interest expense                 197,270    201,127         394,058       399,135

          Depreciation and amortization    210,991    219,099         421,314       432,782

                Total expenses             734,826    685,386       1,565,584     1,585,210

       Net loss                           $(46,606)  $(28,526)     $ (115,149)   $ (218,866)

       Net loss per limited partnership
          unit (based on 37,273 units
          issued and outstanding)         $(1.24)    $   (.76)    $    (3.06)     $   (5.81)



                          See Notes to Financial Statements

      c)          DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                               (A Limited Partnership)

                 STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                    (Unaudited)





                                                  General      Limited
                                                  Partner      Partners       Total

       Partners' (deficit) equity
          at December 31, 1994                   $(97,100)   $1,276,599    $1,179,499

       Net loss for the six
          months ended June 30, 1995               (1,151)     (113,998)     (115,149)

       Partners' (deficit) equity
          at June 30, 1995                       $(98,251)   $1,162,601    $1,064,350


                          See Notes to Financial Statements

      d)          DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                               (A Limited Partnership)

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)




                                                              Six Months Ended
                                                                   June 30,

                                                             1995            1994
       Cash flows from operating activities:

          Net loss                                        $(115,149)    $  (218,866)
          Adjustments to reconcile net loss to
             net cash provided by operating activities:

             Depreciation and amortization                  421,314         432,782

             Equity in loss of joint venture                111,337          82,610

             Change in accounts:
              Restricted cash                                 3,889          (8,256)

               Accounts receivable                          (65,608)         23,667

               Escrow and other deposits                   (172,025)        (16,724)

               Prepaid expenses                              11,134         (12,619)
               Deferred charges                              (8,443)        (96,721)

              Accounts payable                              (17,955)          7,486

              Accrued liabilities                           148,522         (11,043)

               Deposits and other tenant liabilities         36,590           2,434
                  Net cash provided by
                      operating activities                  353,606         184,750

       Cash flows from investing activities:

          Acquisition of note receivable                    (57,000)             --
          Payments received on note receivable                5,873              --

          Additions to real and personal property           (55,142)        (77,686)

              Net cash used by investing activities        (106,269)        (77,686)


                          See Notes to Financial Statements

            DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            (Unaudited)




                                                               Six Months Ended
                                                                     June 30,

                                                             1995            1994
       Cash flows from financing activities:

          Cash overdraft                                  $     --      $   (31,236)
          Principal payments on mortgage and other
             indebtedness                                  (129,879)        (86,760)

          Proceeds from mortgage refinancing                     --       1,350,000

          Repayment of mortgage payable                          --      (1,236,725)

          Partners' distributions paid                     (279,548)             --
             Net cash used by financing
                  activities                               (409,427)         (4,721)

       Net (decrease) increase in cash                     (162,090)        102,343

       Cash at beginning of period                          807,773         577,973

       Cash at end of period                              $ 645,683     $   680,316
       Supplemental disclosure of cash
          flow information:

          Cash paid for interest                          $ 394,445     $   423,963



                          See Notes to Financial Statements

      e)          DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                               (A Limited Partnership)

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

      Note 1 - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

      Note 2 - Basis of Accounting

         The financial statements include the Partnership's operating divisions, Wendover Business Park - Phase II ("Wendover II") and Presidential House at Sky Lake ("Presidential"), in addition to its 50% pro rata share of assets, liabilities, equity, income and expenses of its joint venture in the Table Mesa Shopping Center ("Table Mesa").

         The Partnership had a 22.47% interest in the 123 Office Building (Tyson's Corner) joint venture. On March 14, 1994, the building was lost in a foreclosure proceeding, and on November 15, 1994, the joint venture was liquidated. (See Note 6 for 123 Office Building Foreclosure Proceedings.)

         The Partnership accounts for its general partnership interest in SP Associates ("SPA") (see Note 4) under the equity method of accounting. Losses recognized in excess of its investment account balance have been limited to the Partnership's share of recourse liabilities.

      Note 3 - Related Party Transactions

         For the six months ended June 30, 1995, management fees paid to related parties are as follows:


                                                  Costs
                                                Incurred

       The Wynnewood Company, Inc.              $24,018

       W.W. Reynolds Company                     11,400

                                                $35,418

      Note 4 - Investment in SP Associates

         SP Associates (SPA) was formed on April 4, 1984, by the Partnership and Coreal N.V., Inc. (Coreal) as a joint venture under the laws of the State of New Jersey to acquire the Sheraton Poste Inn, a 220-room hotel located in Cherry Hill, New Jersey.

         The Hotel is leased to SPV Corp. (SPV) under the terms of an operating lease agreement. One of the stockholders of SPV is also the sole stockholder of the parent of the general partner and the other stockholder of SPV is a former officer/employee of Drexel Burnham Lambert Realty, Inc.

         On October 1, 1992, the joint venture agreement was amended to admit a new joint venturer, Almanzil, Inc., upon the contribution of $1,250,000 all of which had been contributed as of December 31, 1994. Almanzil, Inc. is a wholly owned subsidiary of Coast Investment and Development Company (CIDCO). CIDCO is a stockholder of the parent of Coreal. Almanzil replaced the Partnership's exclusive authority to manage the operations and affairs of SPA and to make all decisions regarding the business of SPA. In addition, cash from operations and capital transactions, as defined, of SPA shall be allocated 50% to Almanzil, 33.3% to the Partnership and 16.7% to Coreal, after Almanzil receives an amount equal to an annual 20% preferred cumulative return on its outstanding capital and a return of its original investment. Losses from operations, as defined, are allocated 66.7% to the Partnership and 33.3% to Coreal.

      Note 5 - Refinancing of Wendover Mortgage

         On January 13, 1994, the Partnership refinanced the then existing senior mortgage for Wendover II with an insurance company and increased the outstanding principal balance to $1,350,000. The old mortgage in the amount of $1,236,725 was repaid from the loan proceeds. The new mortgage matures on February 1, 2001, and requires monthly payments of $11,292 to be applied first to interest at the rate of 7.75% per annum and the balance to reduction of principal.

      Note 6 - 123 Office Building Foreclosure Proceedings

         Tyson's Corner was formed on August 22, 1985, pursuant to the Uniform Partnership Act of the Commonwealth of Virginia for the purpose of acquiring, operating and leasing a 40,727 square foot office building known as the 123 Office Building located in Fairfax County, Virginia. The Partnership had a 22.47% interest in Tyson's Corner, while Drexel Burnham Lambert Real Estate Associates III, an affiliated entity, held the remaining 77.53% interest.

         In October 1993, the lease for the principal tenant of 123 Office Building expired and the tenant, who was occupying approximately 85% of the building, vacated the premises. In November 1993, debt service payments to the 123 Office Building mortgagee were discontinued. The decision to discontinue making such payments was due to the anticipated vacancy of the principal tenant and the General Partner's expectation that it would not be able to lease the premises within a reasonable period of time without having to make substantial renovations. The mortgagee exercised its option to call the loan in 1994, and on March 14, 1994, concluded its foreclosure proceedings on the property. On November 15, 1994, the

      Tyson's Corner joint venture was liquidated with the remaining assets distributed to the joint venturers.

         At December 31, 1993, the Partnership had provided for potential real estate valuation loss in the amount of $484,389 in relation to the foreclosure.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Results of Operations

         For the six months ended June 30, 1995, the Partnership recognized a net loss of $115,149 compared to a net loss of $218,866 for the corresponding period in 1994. The decrease in net loss is partially due to increased rental revenues. Presidential House Apartments realized higher rental revenues due to rental rate increases implemented at the 98% occupied property. Wendover II also had an increase in rental revenues due to occupancy increasing from 76% in the first six months of 1994 to 84% in the corresponding period of 1995. While occupancy at Table Mesa dropped slightly from 96% in the first six months of 1994 compared to 94% in the corresponding period of 1995, rental revenues increased due to new leases in the second quarter of 1995 which resulted in the collection of higher base rents. Also contributing to the increase in revenues was an increase in interest income resulting from higher interest rates earned as a result of an investment in a short-term certificate of deposit and from interest earned on a tenant note receivable at Wendover II resulting from a tenant exercising a construction reimbursement option. Under this option, the property financed $57,000 in construction costs to be repaid by the tenant with interest over the term of the lease. Offsetting the revenue increases was a decrease in other income primarily due to a non-recurring $37,000 property tax refund received in the first quarter of 1994. Other income also decreased as a result of a settlement of approximately $36,000 in 1994 from a former tenant at Table Mesa who had vacated the property during its lease term.

         Also contributing to the decrease in net loss was a decrease in total expenses primarily due to the foreclosure of the 123 Office Building in 1994. Presidential's operating expenses were higher in 1994 due to a property tax service fee of $9,810 paid in conjunction with the tax refund the property received. Table Mesa also had higher operating expenses in 1994 because of extensive roof repairs required in 1994. Offsetting these decreases in expenses was an increase in the equity in loss of the SPA joint venture in the first six months of 1995 compared to the corresponding period of 1994. While occupancy and revenues increased at the Sheraton Inn, expenses associated with the increased occupancy increased at a higher rate. Also, food expenses increased as a direct result of the joint venture opening a new restaurant in April 1995.

      Liquidity and Capital Resources

         At June 30, 1995, the Partnership had unrestricted cash on hand (including shares of money market funds and a certificate of deposit) of $645,683. The present cash reserves of the Partnership are believed to be adequate for the foreseeable needs of the Partnership.

         Occupancy remains favorable at all of the Partnership's properties other than normal tenant rollover. The Table Mesa shopping center is currently 99% occupied and the Wendover Business Park Phase II is 87% occupied. Presidential Apartments continues to have occupancy levels in excess of 97%. The capital improvement program at the Sheraton Inn, which has been funded by the new partner admitted to that joint venture, is complete and the new restaurant opened in April 1995. Initial results have been favorable.

         The Partnership has not entered into any material commitments for capital expenditures at any of its properties as of June 30, 1995. In December 1994, the Partnership approved a distribution of $7.50 per partnership interest, totalling $279,548, which was paid from existing cash reserves in February 1995.

                       PART II - OTHER INFORMATION




     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

                  b)  Reports on Form 8-K:

                      None filed during the quarter ended June 30, 1995.

                                     SIGNATURES


             In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                                           (Registrant)

                   By:               DBL Properties Corporation
                                     (General Partner)



                   By:               /s/William D. Clements
                                     William D. Clements
                                     President



                   Date:  August 10, 1995