Form 10QSB
period 1995-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1995-11-09
CIK 725646

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


                For the quarterly period ended September 30, 1995


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

                             (A Limited Partnership)

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995

   Cash and cash equivalents:
      Unrestricted                                             $   704,540
      Restricted-tenant security deposits                           46,879
   Accounts receivable (net of allowance for
      doubtful accounts of $2,500)                                  92,582
   Escrows and other deposits                                      252,775
   Prepaid expenses                                                 26,268
   Note receivable                                                  48,808
   Deferred charges                                                251,263
   Investment properties:
      Land                                      $ 3,188,684
      Building and improvements                  15,165,259
      Furniture, fixtures and equipment           1,000,802
      Less accumulated depreciation              (9,861,520)     9,493,225
                                                               $10,916,340

 Liabilities and Partners' Equity (Deficit)
 Liabilities
   Accounts payable                                            $    12,604
   Accrued liabilities:
      Interest                                  $    32,261
      Property taxes                                248,558
      Professional fees                              34,800
      Other                                           8,964        324,583
   Accountability to partnership
      (Notes 1 and 4)                                              826,645

   Deposits and other tenant liabilities                           149,706
   Mortgage and other indebtedness                               8,568,424
      Total liabilities                                          9,881,962
 Partners' equity (deficit)
   General partner                                  (98,551)
   Limited partners                               1,132,929      1,034,378

                                                               $10,916,340

[FN]

                        See Notes to Financial Statements

b)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                       1995         1994         1995         1994
 Revenues:
    Rental operations               $684,592     $ 628,444     $2,099,216   $1,884,648
    Interest income                    8,580         6,466         25,486       15,305
    Other income                      11,704        43,322         30,609      144,623
          Total revenues             704,876       678,232      2,155,311    2,044,576
 Expenses:
    Rental operations                287,452       293,476        832,619      877,523
    Equity in loss of
       joint venture (Note 4)             --       141,349        111,337      223,959
    General and administrative        24,173        24,429         82,463       80,597
    Management fees to related
       parties (Note 3)               17,382        15,545         52,800       46,013
    Interest expense                 194,416       199,056        588,474      598,191
    Depreciation and amortization    211,425       223,568        632,739      656,350
          Total expenses             734,848       897,423      2,300,432    2,482,633

 Net loss                           $(29,972)    $(219,191)    $ (145,121)  $ (438,057)

 Net loss per limited partnership
    unit (based on 37,273 units
    issued and outstanding)         $   (.80)    $   (5.82)    $    (3.85)  $   (11.64)

[FN]

                        See Notes to Financial Statements

c)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                            General      Limited
                                            Partner      Partners       Total
 Partners' equity (deficit)
    at December 31, 1994                   $(97,100)   $1,276,599    $1,179,499
 Net loss for the nine months
    ended September 30, 1995                 (1,451)     (143,670)     (145,121)
 Partners' equity (deficit)
    at September 30, 1995                  $(98,551)   $1,132,929    $1,034,378

[FN]

                        See Notes to Financial Statements

d)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months Ended
                                                           September 30,
                                                        1995           1994
 Cash flows from operating activities:
    Net loss                                          $(145,121)   $  (438,057)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Depreciation and amortization                    632,739        656,350
       Equity in loss of joint venture                  111,337        223,959
       Change in accounts:
        Restricted cash                                   1,408        (10,158)
         Accounts receivable                            (48,433)        99,459
         Escrow and other deposits                      (97,879)      (130,271)
         Prepaid expenses                                (6,644)       (32,697)
         Deferred charges                               (13,689)      (104,015)
         Accounts payable                               (16,500)        (8,808)
         Accrued liabilities                            105,566        126,165
         Deposits and other tenant liabilities           (2,107)           444

            Net cash provided by operating
                activities                              520,677        382,371

 Cash flows from investing activities:
    Note receivable from tenant                         (57,000)            --
    Payments received on note receivable                  8,192             --
    Additions to real and personal property            (111,457)      (146,486)

        Net cash used by investing activities          (160,265)      (146,486)

 Cash flows from financing activities:
    Cash overdraft                                           --        (31,236)
    Principal payments on mortgage and other
      indebtedness                                     (184,097)      (127,125)
    Proceeds from mortgage refinancing                       --      1,350,000
    Repayment of mortgage payable                            --     (1,236,725)
    Partners' distributions paid                       (279,548)            --

        Net cash used by financing activities          (463,645)       (45,086)

 Net (decrease) increase in cash                       (103,233)       190,799

 Cash at beginning of period                            807,773        577,973

 Cash at end of period                               $  704,540    $   768,772

 Supplemental disclosure of cash
    flow information:
    Cash paid for interest                           $  589,060    $   589,983

[FN]

                        See Notes to Financial Statements

e)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

Note 2 - Basis of Accounting

   The financial statements include the Partnership's operating divisions, Wendover Business Park - Phase II ("Wendover II") and Presidential House at Sky Lake ("Presidential"), in addition to its 50% pro rata share of assets, liabilities, equity, income and expenses of its joint venture in the Table Mesa Shopping Center ("Table Mesa").

   The Partnership had a 22.47% interest in the 123 Office Building (Tyson's Corner) joint venture. On March 14, 1994, the building was lost in a foreclosure proceeding, and on November 15, 1994, the joint venture was liquidated. (See Note 6 - 123 Office Building Foreclosure Proceedings.)

   The Partnership accounts for its general partnership interest in SP Associates ("SPA") under the equity method of accounting (see Note 4). Losses recognized in excess of its investment in the joint venture have been limited to the Partnership's share of recourse liabilities.

Note 3 - Related Party Transactions

   For the nine months ended September 30, 1995, management fees paid to related parties are as follows:

                                           Costs
                                          Incurred

 The Wynnewood Company, Inc.              $35,700
 W.W. Reynolds Company                     17,100
                                          $52,800

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

   For the nine months ended September 30, 1995, the Partnership realized a net loss of $145,121 compared to a net loss of $438,057 for the corresponding period of 1994. For the three months ended September 30, 1995, the Partnership realized a net loss of $29,972 compared to a net loss of $219,191 for the corresponding period of 1994. The decrease in net loss is partially due to increased rental revenues. Presidential House Apartments realized higher rental revenues due to rental rate increases implemented at the property. Wendover II also had an increase in rental revenues due to average occupancy increasing from 78% in the first nine months of 1994 to 89% in the first nine months of 1995. Table Mesa experienced an increase in average occupancy from 92% in the first nine months of 1994 compared to 95% in the corresponding period of 1995. In addition, new 1995 leases achieved higher base rents. Also contributing to the revenue increase was an increase in interest income resulting from higher interest rates earned on investments in short-term certificates of deposit and from interest earned on a tenant note receivable at Wendover II. This note receivable resulted from a tenant exercising a construction reimbursement option whereby the Partnership financed $57,000 in construction costs to be repaid with interest over the term of the lease. Offsetting the revenue increases was a decrease in other income partially due to a non-recurring $37,000 property tax refund received in the first quarter of 1994. Other income also decreased due to a lease termination settlement of approximately $36,000 received in 1994 from a former tenant at Table Mesa.

   Contributing to the decrease in net loss was a decrease in total expenses, $112,622 of which was due to a decrease in the Partnership's share of equity in the loss of the joint venture. The Partnership has limited losses recognized to the extent of the Partnership's share of recourse liabilities. The foreclosure of 123 Office Building in 1994 and non-recurring roof repairs at Table Mesa in 1994 caused the decrease in operating expenses.

Liquidity and Capital Resources

   At September 30, 1995, the Partnership had unrestricted cash on hand (including shares of money market funds and a certificate of deposit) of $704,540. The present cash reserves of the Partnership are believed to be adequate to meet the foreseeable needs of the Partnership.

   Occupancy remains favorable at all of the Partnership's properties other than normal tenant rollover. The Table Mesa shopping center is almost fully occupied and the Wendover Business Park Phase II is currently 87% occupied. Presidential Apartments continues to have occupancy levels averaging 97%. The Sheraton Inn, which has been recently renovated, continues to evidence improvement although slower than originally anticipated.

   Other than normal tenant leasing and capital improvement programs, the Partnership has not entered into any material commitments for capital expenditures at any of its properties as of September 30, 1995. In December 1994, the Partnership approved a distribution of $7.50 per partnership interest, totalling $279,548 which was paid from existing cash reserves in February 1995.


                        PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1995.


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



                         Date:  November 9, 1995