Form 10KSB
period 1995-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1996-03-20
CIK 725646

FORM 10KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 2-85829

                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                 (Name of small business issuer in its charter)

       New York                                                13-3202289
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

230 Park Avenue, Suite 2400
New York, New York                                              10169
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (212) 697-2330

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $2,848,339

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995 - Not Applicable.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated December 30, 1983 (included in Registration Statement, No. 2-85829, of Registrant) are incorporated by reference into Parts I and III.

                                     PART I

Item 1.  Description of Business

       Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") is a limited partnership which was formed on November 2, 1983, pursuant to the Partnership Law of the State of New York. The Partnership is engaged in the business of acquiring, operating and holding real properties for investment. The Partnership acquired five existing properties during 1984 and 1985 and has been operating them since that time with the exception of the Sheraton Inn (a two-thirds interest in a joint venture) and, as described below, the 123 Office Building (a 22.47% interest), which was sold on March 14, 1994, in a foreclosure proceeding. SP Associates ("SPA"), a joint venture between the Partnership and Coreal N.V., Inc. acquired the Sheraton Inn on May 7, 1985. In October 1992, SPA admitted a new investment group into the Joint Venture. The new investment group has the exclusive authority to manage the operations and affairs and to make all decisions regarding the business. See "Notes 2 and 6" to the financial statements, included in "Item 7" of this Form 10-KSB regarding this transaction.

       Commencing in February 1984 pursuant to the Prospectus, the Partnership offered $20,000,000 in Limited Partnership Interests (the "Interests"). A total of 37,273 Interests were sold to the public at $500 per Interest. The offering closed on October 10, 1984. No Limited Partner has made any additional capital contribution after that date. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

       The Interests were registered under the Securities Act of 1933 via Registration Statement No. 2-85829 (the "Registration Statement"). Reference is made to the Prospectus of registrant dated December 30, 1983 (the "Prospectus") contained in said Registration Statement, which is incorporated herein by reference thereto.

       A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

       The business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in its industry. The Partnership's remaining investments in real property are subject to competition from similar properties in the vicinity in which they are located.

       The terms of agreements between the Partnership and affiliates of the General Partner of the Partnership are set forth in "Item 12" below to which reference is hereby made for a description of such terms.

       In February 1993, all of the outstanding stock of the General Partner was sold to the Wynnewood Company, Inc. ("Wynnewood"), a corporation which is owned by the principal operating officer of the General Partner.


       The Partnership had no employees as of December 31, 1995. Management and administrative services are performed by Wynnewood, the General Partner, and by IFGP Corporation ("Insignia") and affiliates. Pursuant to a management agreement between them, Insignia affiliates provide property management services, partnership administration, and registrar and transfer services to the Partnership.

Disposition of the 123 Office Building:

       Tyson's Corner was formed on August 22, 1985, pursuant to the Uniform Partnership Act of the Commonwealth of Virginia for the purpose of acquiring, operating and leasing a 40,727 square foot office building known as the 123 Office Building located in Fairfax County, Virginia. The Partnership owned a 22.47% interest in Tyson's Corner, while Drexel Burnham Lambert Real Estate Associates III, an affiliated entity, owned the remaining 77.53% interest.

       In March 1994, the mortgagee concluded foreclosure proceedings on the property and on November 15, 1994, the Tyson's Corner joint venture was liquidated with the remaining assets distributed to the joint venturers.


Item 2.     Description of Properties

   The following table sets forth the Registrant's investments in properties:


                                  Date of
     Property                     Purchase     Type of Ownership            Use
 Wendover Business Park           04/01/84  Fee ownership subject    Office/Warehouse
   Phase II                                 to first mortgage        80,410 sq.ft.
   Greensboro, NC

 Presidential House Apartments    10/22/84  Fee ownership subject    Apartment
   North Miami Beach, FL                    to first mortgage        203 units

 Table Mesa Shopping Center       05/07/85  Partnership has a 50%    Retail Center
   Boulder, CO                              interest in the joint    179,125 sq.ft.
                                            venture which has fee
                                            ownership subject to
                                            first mortgage

Schedule of Properties:

                        Gross
                       Carrying     Accumulated                 Federal
 Property               Value      Depreciation     Rate       Tax Basis

 Wendover II         $ 4,218,737   $ 1,924,861   3-25 yrs     $ 1,029,680
 Presidential House    7,338,246     4,701,094   5-31.5 yrs     2,621,140
 Table Mesa            7,814,154     3,488,805   5-31.5 yrs     4,129,133

                     $19,371,137   $10,114,760                $ 7,779,953

   See "Note 2" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy. Depreciation of real and personal property is being computed on straight-line and accelerated methods over estimated service lives.

Schedule of Mortgages and Note Payable:


                       Principal                                         Principal
                       Balance At     Stated                              Balance
                      December 31,   Interest     Period      Maturity     Due At
 Property                 1995         Rate      Amortized      Date      Maturity
 Wendover II           $1,294,307     7.75%      20 years     02/01/01  $1,091,466
 Presidential House     3,554,712     8.00%      20 years     08/01/00   3,047,227
 Table Mesa(a)
   1st mortgage         3,601,017     10.50%     20 years     03/01/98   3,389,130
   Note payable            62,945      8.50%    7.75 years    12/01/96      48,445

      Total            $8,512,981                                       $7,576,268

(a)  Amounts shown represent the Partnership's 50% share.

Schedule of Rental Rates and Occupancy:

                               Average Annual              Average Annual
                                Rental Rates                 Occupancy
                            1995             1994         1995        1994

 Wendover II            $6.39/sq.ft.     $6.70/sq.ft.     90%(1)      80%
 Table Mesa             $9.08/sq.ft.     $8.81/sq.ft.     93%         91%
 Presidential House     $6,979/unit      $6,608/unit      97%         97%

(1) Occupancy as of December 31, 1995, was 94%. The increase is due to a new tenant occupying approximately 3,510 square feet moving into Wendover II in 1995. In addition, three existing tenants were able to expand their current leasable space by approximately 4,500 square feet.

      As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes, retail space and commercial buildings in the areas. Management believes that all of the properties are adequately insured. The multi-family residential property's lease terms are for one year or less. No residential or commercial tenant leases 10% or more of the available rental space.

   The following is a schedule of the lease expirations by property for the years 1996-2005:

                    Number of                                % of Gross
                   Expirations   Square Feet   Annual Rent  Annual Rent
   Wendover II

       1996             5           19,404      $ 93,590       20.9%
       1997             6           21,133       154,820       34.5%
       1998             6           19,170        93,915       20.9%
       1999             3           12,927        78,641       17.5%
    2000-2005          --               --            --        --

    Table Mesa

       1996            15           23,809       217,712       14.5%
       1997             9           19,544       185,277       12.4%
       1998            10           19,137       167,614       11.2%
       1999             7           25,153       224,405       15.0%
       2000             7           22,922       150,518       10.1%
       2001             2            5,836        47,279        3.2%
       2002             2           15,534        72,051        4.8%
       2003             1            6,655       103,282        6.9%
       2004             2           17,956       139,797        9.3%
       2005             1            5,267        40,927        2.7%

In addition, six tenants, who rent their space on a month-by-month basis, contributed $63,533 to annual rental income for the Partnership. One tenant, at Wendover II, occupied 3,510 square feet and contributed annual lease payments of $11,992 or approximately 2.67% of gross annual rent for 1995. Five tenants, at Table Mesa, occupied 6,513 square feet and contributed annual lease payments of $51,541 or approximately 3.44% of gross annual rent for 1995.


Schedule of Real Estate Taxes:

                                                 1995           1994

 Wendover II                                  $ 54,724       $ 56,072
 Presidential House                            143,985        145,968
 Table Mesa Shopping Center (50% Share)        150,529        133,106

Item 3.  Legal Proceedings

   The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of 1995.


                                     PART II


Item 5.    Market for the Partnership Equity and Related Partner Matters

   As of December 31, 1995, the Partnership included approximately 1,796 limited partners, holding a total of 37,273 Interests, and one General Partner. No public trading market has developed for the Interests and it is not anticipated that such a market will develop in the future.

   Cash distributions were made quarterly from April 1985 until October 1987 and then were suspended until the December 1989 distribution of $5.00 per Interest. In December 1994 the General Partner approved a cash distribution to the Limited Partners in the amount of $279,548 ($7.50 per Interest) which was paid in February 1995. A cash distribution of $279,548 was also declared in December 1995 to be paid in February 1996. As of December 31, 1995, the remaining unpaid preferred return arrearage totalled $11,972,098 or $321.20 per interest. Reference is made to "Item 6" for a description of liquidity and capital resources.


Item 6.    Management's Discussion and Analysis or Plan of Operation

Results of Operations

   For the year ended December 31, 1995, the Partnership realized a net loss of $289,039 compared to a net loss of $712,262 for the corresponding period of 1994. The decrease in net loss is partially due to increased rental revenues. Presidential House Apartments realized higher rental revenues due to rental rate increases implemented at the property since 1994. Wendover II also had an increase in rental revenues due to average occupancy increasing from 80% for the year ended December 31, 1994, to 90% for the year ended December 31, 1995. In addition, new 1995 leases at Table Mesa achieved higher base rents. Also contributing to the revenue increase was an increase in interest income resulting from higher interest rates earned on investments in short-term certificates of deposit and from interest earned on a tenant note receivable at Wendover II. This note receivable resulted from a tenant exercising a construction reimbursement option whereby the Partnership financed $57,000 in construction costs to be repaid with interest over the term of the lease. Offsetting the revenue increases was a decrease in other income due to a non-recurring $37,000 property tax refund received in 1994 for Presidential House. Other income also decreased due to a lease termination settlement of approximately $36,000 received in 1994 from a former tenant at Table Mesa.


   Also, contributing to the decreased net loss were lower total expenses. The decrease in total expenses was primarily due to the decrease in the Partnership's share of equity in the loss of the joint venture. The Partnership has limited the equity in the loss of the joint venture to the extent of the Partnership's share of recourse liabilities (see "Note 6" of the Notes to Financial Statements).

Liquidity and Capital Resources

   At December 31, 1995, the Partnership held cash on hand (including shares of money market funds) of $789,370. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

   Occupancy remains favorable at all of the Partnership's properties other than normal tenant rollover. The Table Mesa Shopping Center is almost fully occupied and the Wendover Business Park Phase II is currently 94% occupied. Presidential Apartments continues to have occupancy levels approximating 95%. The Sheraton Inn, which has been recently renovated, has recently executed a new franchise agreement with ITT Sheraton whereby it will operate as a Four Points Hotel. Because of a difficult operating environment for hotels in the area, the Sheraton has not achieved the results anticipated from the renovation.

   Other than normal leasing and capital improvement programs, the Partnership has not entered into any material commitments for capital expenditures at any of its properties as of December 31, 1995. In February 1996, the Partnership paid a distribution of $7.50 per partnership interest, totalling approximately $279,500, from existing cash reserves.

Inflation

   Inflation in the future may increase rental revenues as well as operating expenses, all subject to general market trends. Certain Table Mesa and Wendover II leases provide for rent increases based upon the Consumer Price Index.



Item 7.    Financial Statements



                          INDEX TO FINANCIAL STATEMENTS



       Independent Auditor's Report

       Balance Sheet at December 31, 1995

       Statements of Operations for the Years Ended
        December 31, 1995 and 1994

       Statements of Partners' Equity (Deficit) for the Years Ended
        December 31, 1995 and 1994

       Statements of Cash Flows for the Years Ended
        December 31, 1995 and 1994

       Notes to Financial Statements


                          Independent Auditor's Report





To the Partners
Drexel Burnham Lambert Real Estate Associates II

We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates II (a limited partnership) as of December 31, 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates II (a limited partnership) at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                /s/Pannell Kerr Forster PC




February 2, 1996




                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)


                                  Balance Sheet
                                December 31, 1995
                                     Assets
Cash and cash equivalents                                            $    789,370

Accounts and note receivables-net of allowance for
   doubtful accounts of $9,500 (Note 7)                                   141,739

Escrow and other deposits                                                 145,701

Prepaid expenses                                                           17,245

Real and personal property - at cost (notes 2 and 4)
   Land                                               $  3,188,684
   Buildings and improvements                           15,171,534
   Furniture, fixtures and equipment                     1,010,919
                                                        19,371,137

      Less accumulated depreciation                    (10,114,760)     9,256,377

Restricted cash - tenants' security deposits                               46,879

Deferred rent receivable (note 2)                                           8,462

Deferred charges (note 2)                                                 240,926

                                                                     $ 10,646,699


                         Liabilities and Partners' Equity


Liabilities
   Accounts payable - including $21,732 to related                   $     33,435
      entities (note 9)
   Accrued liabilities
      Interest                                        $     32,057
      Property taxes                                       150,529
      Professional fees                                     44,500
      Other                                                 36,139        263,225
   Distributions payable (note 5)                                         279,548
   Accountability to partnership (note 6)                                 812,291
   Deposits payable                                                       134,307
   Mortgage and other indebtedness (note 4)                             8,512,981
         Total liabilities                                             10,035,787

Partners' equity (deficit) (note 5)
   General partner                                                        (99,990)
   Limited partners                                                       710,902
            Total partners' equity                                        610,912


                                                                     $ 10,646,699

See notes to financial statements

                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)


                            Statements of Operations


                                                              Years Ended
                                                               December 31
                                                           1995           1994
Revenue
   Rental operations (note 7)                          $2,753,528     $2,537,129
   Interest income                                         30,274         17,972
   Other income                                            64,537        129,508
            Total revenue                               2,848,339      2,684,609

Expenses
   Rental operations (note 3)                           1,173,091      1,171,220
   Equity in loss of joint venture (note 6)                96,983        368,489
   General and administrative                             108,484        106,281
   Management fees to related parties (note 9)             70,602         61,567
   Interest expense (note 4)                              781,721        799,602
   Depreciation and amortization (note 2)                 906,497        889,712
            Total expenses                              3,137,378      3,396,871

            Net (loss) (note 8)                        $ (289,039)    $ (712,262)

Net (loss) per limited partner interest (note 5)       $    (7.68)    $   (18.92)

Distributions per limited partner interest (note 5)    $     7.50     $     7.50

See notes to financial statements



                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

                    Statements of Partners' Equity (Deficit)
                   For Years Ended December 31, 1995 and 1994


                                                                  General      Limited
                                                     Total        Partner      Partners
Original capital contribution (note 5)            $18,637,500   $  1,000     $18,636,500

Less offering costs                                 2,050,819         --       2,050,819

                                                   16,586,681      1,000      16,585,681

Cumulative net (loss) through December 31, 1993    (9,097,592)   (90,977)     (9,006,615)

Cumulative distributions to limited partners
 through December 31, 1993                         (5,317,780)        --      (5,317,780)

Balance - December 31, 1993                         2,171,309    (89,977)      2,261,286

Net (loss) for the year ended December 31, 1994      (712,262)    (7,123)       (705,139)

Distribution to partners (note 5)                    (279,548)        --        (279,548)

Balance - December 31, 1994                         1,179,499    (97,100)      1,276,599

Net (loss) for the year ended December 31, 1995      (289,039)    (2,890)       (286,149)

Distribution to partners (note 5)                    (279,548)        --        (279,548)

Balance - December 31, 1995                       $   610,912   $(99,990)    $   710,902

See notes to financial statements




                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

                            Statements of Cash Flows


                                                                       Years Ended
                                                                       December 31
                                                                  1995           1994
Cash flows from operating activities
   Net (loss)                                                $  (289,039)   $  (712,262)
   Adjustments to reconcile net (loss) to net cash
    operating activities
      Depreciation                                               834,802        826,451
      Amortization                                                71,695         63,261
      Accrued interest expense added to principal                     --         16,695
      Equity in loss of joint venture                             96,983        368,489
      Bad debt expense                                             7,000          2,500
      Changes in certain other accounts
         Tenants' security deposits                                1,407        (16,009)
         Accounts and note receivables                          (104,590)        66,340
         Deferred rent receivable                                  6,182            -
         Escrow and other deposits                                 9,195         19,177
         Prepaid expenses                                          2,379         (8,283)
         Deferred charges                                        (37,851)      (122,248)
         Accounts payable                                          4,331         10,564
         Accrued liabilities                                      38,737         17,060
         Deposits payable                                        (12,034)        (1,168)
         Other                                                      (663)        (9,507)
            Net cash provided by operating activities            628,534        521,060

Cash flows from investing activities
   Additions to real and personal property                      (127,849)      (220,264)
   Cost basis adjustment to land and building                         --         34,685

            Net cash (used) by investing activities             (127,849)      (185,579)

Cash flows from financing activities
   Cash overdraft                                                     --        (31,236)
   Principal payments on mortgage and other indebtedness        (239,540)      (185,027)
   Proceeds from mortgage refinancing                                --       1,350,000
   Repayment of mortgage payable                                     --      (1,236,725)
   Distribution paid to partners                                (279,548)            --
            Net cash (used) by financing activities             (519,088)      (102,988)

            Increase (decrease) in cash and cash                 (18,403)       232,493

Cash and cash equivalents at beginning of year                   807,773        575,280

Cash and cash equivalents at end of year                     $   789,370    $   807,773

Supplemental disclosure of cash flow information
   Cash paid during the year for interest                    $   780,854    $   762,354

See notes to financial statements



Note 1 - Organization

Drexel Burnham Lambert Real Estate Associates II (Partnership) was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated November 2, 1983. The general partner of the Partnership is DBL Properties Corporation (General Partner). In February 1993, all of the outstanding stock of the General Partner was sold to The Wynnewood Company, Inc. (Wynnewood), a corporation which is owned by the principal operating officer of the General Partner.

The Partnership owns and operates Wendover Business Park - Phase II (Wendover) an office and warehouse complex located in Greensboro, North Carolina and Presidential House at Sky Lake (Presidential) a residential apartment complex located in North Miami Beach, Florida. The Partnership also owns joint venture interests in Table Mesa Shopping Center (Table Mesa) located in Boulder, Colorado and SP Associates (SPA), which owns a hotel in Cherry Hill, New Jersey.

Note 2 - Significant accounting policies

Basis of accounting

The financial statements include the accounts of the Partnership and its operating divisions, Wendover and Presidential, in addition to its pro rata share of assets, liabilities, equity, income and expenses of its joint venture in Table Mesa, a 50% interest; and, through November 15, 1994 (see note 3), its pro rata share of the income and expenses of its joint venture in the 123 Office Building ("Tyson's Corner"), a 22.47% interest.

The Partnership accounts for its joint venture investment in SPA under the equity method of accounting (see note 6).

Estimates

The financial statements of the Partnership are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant areas which require the use of management's estimates relate to the service lives and recoverability of
costs of real property and its accountability to SP Associates.   Actual results
could differ from those estimates.

Note 2 - Significant accounting policies (continued)

Long-lived assets

Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Accordingly, the Partnership evaluates its long-lived assets, which consists primarily of its investments in real property, for impairment based on the recoverability of their carrying amounts. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amounts, the assets will be written-down to their fair value. No such write-downs were required in 1995.

Disclosure about fair value of financial instruments

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents and short-term note payable approximates fair value due to their short-term nature. The Partnership estimates the fair value of its fixed rate mortgages based on the discounted amount of future cash flows using an 8% borrowing rate. At December 31, 1995, the fair value of its mortgages payable approximates $8,600,000.

Real and personal property

The agreement under which the Partnership purchased Wendover contained provisions for a future adjustment to the purchase price based on certain cash flow criteria. In August 1994, the Partnership received $34,685 as a purchase price adjustment and reduced its basis in the Wendover land and buildings.

Depreciation of real and personal property is being computed on straight-line and accelerated methods over estimated service lives ranging from 3 to 31-1/2 years.

Amortization

Deferred charges are presented net of accumulated amortization of $161,212 and are being amortized as follows:

        Leasing           - computed on a straight-line basis over the
        commissions         term of the respective leases.

        Loan costs        - computed on a straight-line basis over the
                            term of the respective mortgages payable.

Revenue recognition

The straight-line basis is used to recognize minimum rental income under leases which provide for varying rents over their terms.

Income taxes

No provision has been made for income taxes since such taxes, if any, are payable by the partners individually.

Cash and cash equivalents

For purposes of financial reporting, cash and cash equivalents includes cash on hand and in banks, including money market funds, and certificates of deposit with original maturities of three months or less.

Supplemental disclosure of non-cash financing activities

In December 1995, the Partnership approved a cash distribution to limited partners in the amount of $279,548 ($7.50 per interest) to be paid in February 1996. A similar distribution was declared in December 1994 and paid in February 1995.

Concentration of credit risk

A substantial portion of the Partnership's cash is on deposit with one bank and consists of demand deposits and money market accounts. The Partnership has not experienced any losses on its cash deposits.

Note 3 - Tyson's Corner Foreclosure

Tyson's Corner was formed on August 22, 1985, pursuant to the Uniform Partnership Act of the Commonwealth of Virginia for the purpose of acquiring, operating and leasing a 40,727 square foot office building known as the 123 Office Building located in Fairfax County, Virginia. The Partnership owned a 22.47% interest in Tyson's Corner, while Drexel Burnham Lambert Real Estate Associates III, an affiliated entity, owned the remaining 77.53% interest.

In March 1994, the mortgagee concluded foreclosure proceedings on the property and on November 15, 1994, the Tyson's Corner joint venture was liquidated with the remaining assets distributed to the joint venturers.

The Partnership's pro rata share of the operations of Tyson's Corner for the period January 1, 1994 through November 15, 1994 (date of liquidation) of $5,266 has been included in rental operations expense in the 1994 statement of operations.

Note 4 - Mortgage and other indebtedness

At December 31, 1995, mortgage and other indebtedness consisted of:

    Mortgages payable
       Wendover - senior mortgage note (a)                        $1,294,307
       Presidential - mortgage note payable (b)                    3,554,712
       Table Mesa - first mortgage note payable (c)                3,601,017
                Total mortgages payable                            8,450,036

    Note payable
       Table Mesa
          Due in 1996, requires monthly installments of $1,718
           (the Partnership's pro rata share) applied towards
           principal and interest at 8.5% per annum.                  62,945
                Total mortgage and other indebtedness             $8,512,981


(a) The mortgage matures on February 1, 2001, and requires monthly payments of $11,292 to be applied first to interest at the rate of 7.75% per annum and the balance to reduction of principal. In addition, monthly escrow deposits are required to be made with the mortgagee for real estate taxes and insurance.

(b) The mortgage matures August 1, 2000 and requires monthly payments of $31,367 to be applied first to interest at the rate of 8% per annum and the balance to reduction of principal. In addition, monthly escrow deposits are required to be made with the mortgagee for real estate taxes and insurance.

(c) The Table Mesa mortgage requires monthly payments of $38,777 (the Partnership's 50% share) applied first to interest at the rate of 10.5% per annum and the balance to reduction of principal through March 1998 when the outstanding principal balance becomes due. In addition, monthly escrow deposits are required to be made with the mortgagee for real estate taxes and insurance.

The following is a schedule of future mortgage and note amortization payments as of December 31, 1995:

                           1996            $  283,919
                           1997               241,543
                           1998             3,559,317
                           1999               163,979
                           2000             3,168,727
                           Thereafter       1,095,496
                                           $8,512,981

Note 5 - Partners' equity

Pursuant to a public offering, 37,273 units were sold at $500 per interest. The calculation of net (loss) per limited partner interest is based on 37,273 Interests outstanding.

For income tax purposes the limited partners share 99% and the general partner 1% (subordinated as defined in the partnership agreement) in all profits or losses from operations until the limited partners have received an 8% cumulative preferred return on their invested capital. Thereafter, the limited partners share 90% and the general partner shares 10% in the profits or losses from operations.

Cash distributions from sales or refinancing, if any, shall be made to the partners to the extent available and, as more fully described in the partnership agreement, as follows: first, to each partner in an amount equivalent to the positive amount of such partner's capital account on the date of distribution after adjustment; second, to the limited partners, until the limited partners have received an amount equal to their original invested capital; third, 99% to the limited partners equal to any unpaid preferred return arrearage; and fourth, any excess 85% to the limited partners and 15% to the general partner.

Distributions in liquidation to the partners shall be made pro rata in accordance with the partners' capital accounts.

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. In December 1995, the Partnership approved a cash distribution to limited partners in the amount of $279,548 ($7.50 per interest) to be paid February 1996. A similar distribution was approved in 1994 and paid in 1995. No distributions have been made or accrued to the general partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the general partner. As of December 31, 1995, the unpaid preferred return arrearage totaled $11,972,098.

Note 6 - Investment in SP Associates

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


Note 6 - Investment in SP Associates (continued)

On October 1, 1992, the joint venture agreement was amended to admit a new joint venturer, Almanzil Inc., upon the contribution of $1,250,000, all of which was contributed as of December 31, 1994. Almanzil made an additional equity contribution of $703,970 during 1994. Almanzil Inc. is a wholly owned subsidiary of Coast Investment and Development Company (CIDCO). CIDCO is a stockholder of the parent of Coreal. Almanzil replaced the Partnership's exclusive authority to manage the operations and affairs of SPA and to make all decisions regarding the business of SPA. In addition, cash from operations and capital transactions, as defined, of SPA shall be allocated 50% to Almanzil, 33.3% to the Partnership and 16.7% to Coreal, after Almanzil receives an amount equal to an annual 20% preferred cumulative return on its outstanding capital and a return of its original investment. Losses from operations are allocated 66.7% to the Partnership and 33.3% to Coreal, as defined.

Summarized financial information of SPA at December 31, 1995, is as follows:

     Assets
        Real and personal property - net                       $ 4,957,998
        Other assets                                                69,693
                                                               $ 5,027,691
     Liabilities
        Mortgage payable                                       $ 4,058,553
        Advances payable
           Drexel Burnham Lambert Real Estate Associates II        575,608
           Coreal N.V., Inc.                                       287,373
        Due to SPV Corp.                                         1,052,818
        Accrued liabilities                                        125,208
                 Total liabilities                               6,099,560
     Equity (deficit)                                           (1,071,869)
                                                               $ 5,027,691

The net loss from the operations of SPA for the years ended December 31, 1995 and 1994 was $1,056,625 and $552,457, respectively. The Partnership's equity in losses of SPA for the years ended 1995 and 1994 amounted to $96,983 and $368,489, respectively. Losses recognized in excess of the Partnership's investment in and advances to SPA have been limited to the Partnership's share of recourse liabilities. Unrecognized losses at December 31, 1995, amounted to $607,610. The 1994 equity in loss of SPA is reflected net of an extraordinary item relating to the realization of a gain on forgiveness of debt in the amount of $99,121.


Note 7 - Commitments and preferred returns

Operating leases

The Partnership leases office, warehouse and retail space to tenants of Wendover and Table Mesa under operating lease agreements which expire on various dates through 2005. Future minimum rental income, excluding escalation charges, under these leases as of December 31, 1995, are as follows:

                               1996         $1,008,962
                               1997            765,781
                               1998            587,672
                               1999            388,162
                               2000            268,482
                            Thereafter         672,833
                                            $3,691,892

In 1995, a tenant exercised a tenant reimbursement option whereby the Partnership financed $57,000 in construction costs to be repaid with interest over the lease term. At December 31, 1995, the remaining principal balance amounted to $46,423.

Preferred returns

The Table Mesa joint venture agreement provides among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. This annual preference is not cumulative.

Note 8 - Reconciliation of financial and tax net (loss)

The following is a reconciliation of the Partnership's net (loss) for financial and tax reporting purposes:

                                                               Years Ended
                                                               December 31
                                                           1995           1994

Financial net (loss)                                  $  (289,039)  $  (712,262)
Tax loss on liquidation of joint venture                       --      (445,689)
Preferred returns not recognized as income for tax
   purposes                                               (37,500)           --
Excess of book over tax depreciation                      130,159         2,639
Excess of tax loss over book loss of equity
   investee                                              (608,322)     (123,192)
Prepaid rent                                               25,257            --
Other                                                      11,725        (4,207)
         Tax net (loss)                               $  (767,720)  $(1,282,711)

Note 9 - Management and other fees

The Partnership has entered into an agreement with IFGP Corporation (Insignia), which provides for Insignia or its affiliates to perform certain management and administrative duties for the Partnership. Fees paid to Insignia affiliates for these services amounted to $46,939 for both 1995 and 1994.

The operations of Wendover and Presidential are also managed by Insignia affiliates under agreements which provide for management fees equal to 5% of gross revenues. Insignia has assigned a portion of its fees to Wynnewood. Management fees earned by Wynnewood during 1995 and 1994 amounted to $33,402 and $31,567 respectively.

In addition, the operations of Table Mesa are managed by an affiliate of WW Reynolds Companies, the co-venturer, and Wynnewood. The Partnership's pro-rata share of fees paid to these affiliates during 1995 and 1994 amounted to $37,200 and $30,000, respectively. Included in accounts payable at December 31, 1995 is $21,732 due to these affiliates. The Partnership's pro-rata share of leasing commissions paid to WW Reynolds Companies amounted to $26,473 and $29,516 in 1995 and 1994, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in or disagreements with the accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III


Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

   Effective February 3, 1993, the General Partner of the Partnership, DBL Properties Corporation, a New York Corporation, became a wholly-owned subsidiary of The Wynnewood Company, Inc. which is wholly-owned by William D. Clements. Prior to that date, DBLR had been the sole stockholder of the General Partner. The General Partner has responsibility for all aspects of the Partnership's operations.

   The directors and executive officers of the General Partner are as follows:

             Name                                   Position

      William D. Clements                 President, Treasurer, Assistant
                                          Secretary, and Director

      Robert A. Gauthier                  Vice President, Secretary and
                                          Director


   WILLIAM D. CLEMENTS, age 56. Mr. Clements has been President since February, 1993 and was Vice-President from 1990 until then. He was Chairman of the Board from 1989 to 1990, and was a Vice-President in the Corporate Finance Department of Drexel Burnham Lambert Incorporated from 1985-1990. Prior to that he was a Senior Vice-President of DBLR from 1983 and a Vice-President from 1978. He received his BA degree from Siena College and his MBA from the Wharton Graduate School of the University of Pennsylvania.


   ROBERT A. GAUTHIER, age 42. Mr. Gauthier has been Vice-President and Secretary of the General Partner since February 1993. He is also Vice-President of Operations, Rocky Mountain Division of Capstar Hotels, a hotel management firm, since 1992. Prior to then he was the manager of two hotels owned by DBL Airport Valley Limited Partnership from 1987 to 1992. He has spent his entire career in the hotel industry after receiving a BA from California Polytechnical State University.

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires any person who owns more than ten percent of the outstanding limited partnership interests and each of the officers and directors of the general partner, DBL Properties Corporation, to file with the Securities and Exchange Commission and the Partnership initial reports of ownership of limited partnership interests in the Partnership within certain prescribed time periods (regardless of whether the officers or directors of DBL Properties Corporation own any limited partnership interests) and to file further reports within prescribed time periods to report any change in such ownership. To the Partnership's knowledge, all Section 16(a) filing requirements applicable to officers and directors of DBL Properties Corporation or to greater than ten percent owners of limited partnership interests were complied with.


Item 10. Executive Compensation

   Officers and directors of the General Partner do not and will not receive any direct compensation for services rendered by them in such capacities. Although the Partnership is required to pay fees to the General Partner and/or its affiliates upon property acquisition, for property management, and for real estate commissions, and the General Partner is also entitled to receive cash distributions from the operation and liquidation of the Partnership, no such fees,  payments or  distributions  were made  to the  General  Partner in  1995.
Certain payments, including payments for management fees, were paid to affiliates of the General Partner in 1995, as described under "Item 12" hereto. As of January 1, 1992, the Partnership engaged IFGP Corporation to provide management and administration services to the Partnership. For a complete description of Management Compensation, see the discussion under the caption, "Management Compensation" in the Prospectus, which discussion is hereby incorporated by reference. The General Partner of the Partnership may be reimbursed for its direct expenses relating to the offering, the administration and the operations of the Partnership's real property investments. For a further discussion of expenses incurred with related parties and with management, see "Note 9" to the Financial Statements which are included in "Item 7" above, to which reference is hereby made.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

   As of March 10, 1996, no person or group is known to own more than 5% of the outstanding Interests of the Partnership.

   No officer or director of the General Partner of the Partnership owns any limited partnership Interests, nor do they possess a right to acquire beneficial ownership of Interests.

   The General Partner of the Partnership, DBL Properties Corporation, became a wholly-owned subsidiary of The Wynnewood Company, Inc. in February 1993, which is in turn a corporation wholly-owned by Mr. William D. Clements.


Item 12.    Certain Relationships and Related Transactions

   Reference is hereby made to "Note 9" to the financial statements which is included in "Item 7", and "Items 9, 10 and 11" above for a description of certain relationships and related transactions.

Item 13.   Exhibits and Reports on Form 8-K:

    (a)   Exhibits:  See Exhibit Index contained herein.

    (b)   Reports on Form 8-K filed during the fourth quarter of 1995:  None


                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                           By:    DBL Properties Corporation
                                  General Partner


                           By:    /s/William D. Clements
                                  William D. Clements
                                  President

                           Date:  March 20, 1996



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Robert A. Gauthier
Robert A. Gauthier            Director                  March 20, 1996



/s/William D. Clements
William D. Clements           President and Director    March 20, 1996

                                INDEX TO EXHIBITS


Exhibit No.   Description


    3.1 Prospectus of the Partnership filed pursuant to rule 424(b), dated December 30, 1983 is hereby incorporated herein by reference.

    3.2 Supplement dated October 10, 1984 to Prospectus dated December 30, 1983 is hereby incorporated herein by reference.

    3.3 Form of Agreement of Limited Partnership of the Partnership reference is made to Exhibit A to the Prospectus.

    3.4 Certificate of Limited Partnership of the Partnership, which appears as Exhibit 3.2 to the Registration Statement is hereby incorporated herein by the reference.

    10.1 Agreement related to purchase by the Partnership of Wendover Business Park Phase II in Greensboro, North Carolina, which appears as Exhibit 2.1 to the Registration Statement of the Partnership is hereby incorporated herein by reference.

    10.2 Agreement related to purchase by the Partnership of an interest in the Sheraton Poste Inn in Cherry Hill, New Jersey, which appears as Exhibit 2.2 to the Registration Statement of the Partnership is hereby incorporated herein by reference.

    10.3 Agreement relating to purchase by the Partnership of Presidential House at Sky Lake in North Miami Beach, Florida, for which a Report on Form 8-K was filed with the Commission on November 5, 1984, is hereby incorporated herein by reference.

    10.4 Agreement relating to purchase by the Partnership of an interest in Table Mesa Shopping Center in Boulder, Colorado, for which a Report on Form 8-K was filed with the Commission on May 21, 1985, is hereby incorporated herein by reference.

    10.5 Amendment No. 1, dated October 1, 1992, among the Partnership, Coreal N.V., Inc. and Almanzil, Inc., to the Joint Venture Agreements, dated April 4, 1984, between the Partnership and Coreal relating to the Sheraton Poste Inn is incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

    10.6 Contracts related to refinancing of the debt of Wendover Business Park Phase II were filed as Exhibit 10.6 to the report on Form 10-KSB for the fiscal year ended December 31, 1993, and are hereby incorporated herein by reference:

              (a) Mortgage note dated January 13, 1994 between Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership, and United Family Life Insurance Company, a Georgia corporation.

              (b) Deed of Trust and Security Agreement dated January 13, 1994 between Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership, and Stewart Title Guaranty Company for the benefit of United Family Life Insurance Company, a Georgia corporation.

              (c) Assignment of Leases, Rents, Contracts, and Agreements dated January 13, 1994 from Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership, to United Family Life Insurance Company, a Georgia corporation.

              (d) Hazardous Material Indemnification Agreement dated January 13, 1994 between Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership, and United Family Life Insurance Company, a Georgia corporation.

              (e) Escrow Agreement dated January 13, 1994 by and between United Family Life Insurance Company, a Georgia corporation, Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership, and Dickinson, Logan, Todd and Barber, Inc. (the "Escrow Agent").

    27        Financial Data Schedule.

    99.1 Special Report/Acquisition Bulletin dated May 9, 1985 regarding the Purchase by the Partnership of interests in Table Mesa Shopping Center in Boulder, Colorado, and the 123 Office Building in Tyson's Corner, Virginia is hereby incorporated herein by reference.

    99.2 Report on Form 8-K filed November 4, 1984 regarding the purchase of Presidential House at Sky Lake in North Miami Beach, Florida is hereby incorporated herein by reference.

    99.3 Report on Form 8-K filed May 21, 1985 regarding the acquisition of a 50% interest in Table Mesa Shopping Center in Boulder, Colorado is hereby incorporated herein by reference.

    99.4 On May 17, 1988, a report on Form 8-K was filed regarding the refinancing of the four loans underlying the Presidential wrap mortgage is hereby incorporated herein by reference.

    99.5 On June 12, 1989, a report on Form 8-K was filed regarding the modification of Table Mesa Promissory Note is hereby incorporated herein by reference.

    99.7 On October 11, 1989, a report on Form 8-K was filed regarding the change in control of the parent company of the General Partner is hereby incorporated herein by reference.

    99.8 Second Note and Deed of Trust Revision Agreement dated December 3, 1990 regarding Table Mesa Shopping Center in Boulder, Colorado.

    99.9 Report on Form 8-K filed February 3, 1993 regarding the sale of the outstanding stock of the General Partner is hereby incorporated herein by reference.