Form 10QSB
period 1996-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1996-05-07
CIK 725646

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


                  For the quarterly period ended March 31, 1996

                                       or

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

                                  BALANCE SHEET
                                   (Unaudited)

                                 March 31, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                                 $   677,795
       Restricted--tenant security deposits                              45,373
   Accounts receivable                                                  127,426
    Note receivable                                                      43,969
    Escrow and other deposits                                           229,451
    Prepaid expenses                                                     12,015
    Deferred charges                                                    230,056
    Deferred rent receivable                                              8,462
    Investment properties:
       Land                                        $  3,188,684
       Buildings and improvements                    15,171,534
       Furniture, fixtures and equipment              1,018,091
                                                     19,378,309
       Less accumulated depreciation                (10,312,723)      9,065,586

                                                                   $ 10,440,133

    Liabilities and Partners' Equity (Deficit)

    Liabilities
       Accounts payable                                            $     31,673
       Accrued liabilities:
          Interest                                 $     32,057
          Property taxes                                241,656
          Professional fees                              28,100
          Other                                          38,564         340,377
       Accountability to partnership (note 4)                           812,291
       Deposits payable                                                 134,510
       Mortgage and other indebtedness                                8,456,311
             Total liabilities                                        9,775,162

    Partners' equity (deficit)
       General partner                                  (99,449)
       Limited partners                                 764,420         664,971

                                                                   $ 10,440,133


                       See Notes to Financial Statements

b)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                             1996           1995
 Revenues:
   Rental operations                                     $   774,285    $   747,287
   Interest income                                             9,648          6,396
   Other income                                               12,739          8,532
      Total revenue                                          796,672        762,215

 Expenses:
   Rental operations                                         292,713        268,534
   Equity in loss of joint venture (note 4)                       --        111,337
   General and administrative                                 24,297         26,138
   Management fees to related party (note 3)                  18,092         17,638
   Interest expense                                          192,164        196,788
   Depreciation and amortization                             215,347        210,323
         Total expenses                                      742,613        830,758

         Net income (loss)                               $    54,059    $   (68,543)

 Net income (loss) per limited partnership interest
   (based on 37,273 units issued and outstanding)        $      1.44    $     (1.82)

                        See Notes to Financial Statements



c)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                    For the Three Months Ended March 31, 1996


                                       General       Limited
                                       Partner      Partners        Total
 Partners' equity (deficit) at
    December 31, 1995               $ (99,990)    $  710,902     $  610,912

 Net income for the three months
    ended March 31, 1996                  541         53,518         54,059

 Partners' equity (deficit) at
    March 31, 1996                  $ (99,449)     $ 764,420      $ 664,971

                        See Notes to Financial Statements

d)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                               1996          1995
 Cash flows from operating activities:
    Net income (loss)                                      $   54,059   $   (68,543)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation and amortization                          215,347       210,323
       Equity in loss of joint venture                             --       111,337
    Change in accounts:
       Restricted cash                                          1,506            --
       Accounts receivable and notes receivable               (29,656)      (40,734)
       Escrow and other deposits                              (83,750)      (59,954)
       Prepaid expenses                                         5,230         9,425
       Deferred charges                                        (6,514)       (3,704)
       Accounts payable                                        (1,762)      (17,884)
       Accrued liabilities                                     77,152        62,642
       Deposits payable                                           203        (1,228)

           Net cash provided by operating activities          231,815       201,680

 Cash flows from investing activities:
    Note receivable from tenant                                    --       (57,000)
    Additions to real and personal property                    (7,172)      (22,918)

           Net cash used in investing activities               (7,172)      (79,918)

 Cash flows from investing activities:
    Principal payments on mortgage and other
       indebtedness                                           (56,670)      (51,856)
    Distributions to partners                                (279,548)     (279,548)

           Net cash used in financing activities             (336,218)     (331,404)

 Net decrease in cash and cash equivalents                   (111,575)     (209,642)

 Cash and cash equivalents at beginning of period             789,370       807,773

 Cash and cash equivalents at end of period               $   677,795   $   598,131

 Supplemental disclosure of cash flow information:
    Cash paid during period for interest                  $   192,164   $   196,980

                        See Notes to Financial Statements

e)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1996

Note 1 - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Note 2 - Basis of Accounting

   The financial statements include the Partnership's operating divisions, Wendover Business Park - Phase II ("Wendover II") and Presidential House at Sky Lake ("Presidential"), in addition to its 50% pro rata share of assets, liabilities, equity, income and expenses of its joint venture in the Table Mesa Shopping Center ("Table Mesa").

   The Partnership accounts for its investment in SP Associates ("SPA") (see "Note 4") under the equity method of accounting. Since the Partnership is responsible, as General Partner, for obligations of SPA, losses recorded under the equity method exceed the cost of the Partnership's investment.

   Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Note 3 - Related Party Transactions

   For the three months ended March 31, 1996 and 1995, amounts paid to related parties are as follows:

                                             1996           1995
 The Wynnewood Company, Inc.
    Management Fees                        $12,392        $11,938
 W.W. Reynolds Company
    Management Fees                          5,700          5,700

                                           $18,092        $17,638


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

   Losses recognized in excess of the Partnership's investment in and advances to SPA have been limited to the Partnership's share of recourse liabilities. As a result, no losses were recognized for the period ended March 31, 1996. The Partnership's equity in the losses of SPA for the three months ended March 31, 1995, was $111,337.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

   For the three months ended March 31, 1996, the Partnership realized net income of $54,059, compared to a net loss of $68,543 for the corresponding period of 1995. The increase in net income was primarily due to a decrease in the Partnership's share of equity in loss of joint venture. The Partnership has limited the equity in the loss of the joint venture to the extent of the Partnership's share of recourse liabilities (see "Note 4" of the Notes to Financial Statements). Partnership operations were otherwise comparable in the two periods.

Liquidity and Capital Resources

   At March 31, 1996, the Partnership held unrestricted cash and cash equivalents (including shares of money market funds and a certificate of deposit) of $677,795. The present cash reserves of the Partnership are believed to be adequate for the foreseeable needs of the Partnership.

   Occupancy remained favorable at all of the Partnership's properties other than normal tenant turnover. The Table Mesa Shopping Center was fully occupied at March 31, 1996. Wendover Business Park II had an occupancy level of approximately 95% and Presidential House Apartments had an occupancy level of approximately 98% at March 31, 1996.

   Other than normal leasing and capital improvement programs, the Partnership has not entered into any material commitments for capital expenditures at any of its properties as of March 31, 1996. In February 1996, the Partnership paid a distribution of $7.50 per partnership interest, totalling $279,548, from existing cash reserves.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits:

                    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           (b)      Reports on Form 8-K:
                    None filed during the quarter ended March 31, 1996.

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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


                            Date: May 6, 1996