Form 10QSB
period 1996-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1996-08-05
CIK 725646

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


                  For the quarterly period ended June 30, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                         Commission file number 2-85829


                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
        (Exact name of small business issuer as specified in its charter)


       New York                                              13-3202289
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

850 Third Avenue, Nineteenth Floor
   New York, New York                                           10022
(Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (212) 822-2246



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

                                  BALANCE SHEET
                                   (Unaudited)


                                  June 30, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                                $    752,803
       Restricted--tenant security deposits                              54,574
    Accounts receivable                                                 142,525
    Note receivable                                                      41,445
    Escrow and other deposits                                           172,146
    Prepaid expenses                                                      6,787
    Deferred charges                                                    213,623
    Deferred rent receivable                                              8,462
    Investment properties:
       Land                                        $  3,188,684
       Buildings and improvements                    15,174,423
       Furniture, fixtures and equipment              1,040,111
                                                     19,403,218
       Less accumulated depreciation                (10,512,039)      8,891,179

                                                                   $ 10,283,544

    Liabilities and Partners' Equity (Deficit)

    Liabilities
       Accounts payable                                            $     17,255
       Accrued liabilities:
          Interest                                 $     32,057
          Property taxes                                176,229
          Professional fees                              23,200
          Other                                          45,809         277,295
       Accountability to partnership (note 4)                           812,291
       Deposits payable                                                 133,401
       Mortgage and other indebtedness                                8,398,361
             Total liabilities                                        9,638,603

    Partners' equity (deficit)
       General partner                                  (99,616)
       Limited partners                                 744,557         644,941

                                                                   $ 10,283,544
                        See Notes to Financial Statements

b)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended          Six Months Ended
                                             June 30,                   June 30,
                                        1996          1995         1996          1995
 Revenues:
    Rental operations                 $705,501     $667,337     $1,479,786    $1,414,624
    Interest income                      8,794       10,510         18,442        16,906
    Other income                        13,800       10,373         26,539        18,905
          Total revenues               728,095      688,220      1,524,767     1,450,435

 Expenses:
    Rental operations                  291,592      276,633        584,305       545,167
    Equity in loss of
       joint venture (Note 4)               --           --             --       111,337
    General and administrative          27,766       32,152         52,063        58,290
    Management fees to related
       party (Note 3)                   17,747       17,780         35,839        35,418
    Interest expense                   190,883      197,270        383,047       394,058
    Depreciation and amortization      216,776      210,991        432,123       421,314
          Total expenses               744,764      734,826      1,487,377     1,565,584

                Net income (loss)     $(16,669)    $(46,606)    $   37,390    $ (115,149)

 Net income (loss) per limited
    partnership unit (based on
    37,273 units issued and
    outstanding)                      $   (.44)    $  (1.24)    $      .99    $    (3.06)

                        See Notes to Financial Statements


c)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)


                                      General      Limited
                                      Partner      Partners        Total
 Partners' equity (deficit)          $(99,990)     $710,902      $610,912
    at December 31, 1995

 Net income for the six months
    ended June 30, 1996                   374        37,016        37,390

 Distributions to Limited Partners         --        (3,361)       (3,361)

 Partners' equity (deficit)
    at June 30, 1996                 $(99,616)     $744,557      $644,941

                        See Notes to Financial Statements


d)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                            1996           1995
 Cash flows from operating activities:
    Net income (loss)                                   $  37,390       $(115,149)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Depreciation and amortization                      432,123         421,314
       Equity in loss of joint venture                         --         111,337
       Change in accounts:
        Restricted cash                                    (7,695)          3,889
         Accounts and note receivables                    (42,231)       (113,525)
         Escrow and other deposits                        (26,445)       (172,025)
         Prepaid expenses                                  10,458          11,134
         Deferred charges                                  (7,541)        (11,653)
         Accounts payable                                 (16,180)        (17,955)
         Accrued liabilities                               14,070         186,164
         Deposits payable                                    (906)         (1,052)

            Net cash provided by
                operating activities                      393,043         302,479

 Cash flows from investing activities:
    Additions to real and personal property               (32,081)        (55,142)

        Net cash used in investing activities             (32,081)        (55,142)

 Cash flows from financing activities:
    Principal payments on mortgage and other
       indebtedness                                      (114,620)       (129,879)
    Partners' distributions paid                         (282,909)       (279,548)

        Net cash used in financing activities            (397,529)       (409,427)

 Net decrease in cash and cash equivalents                (36,567)       (162,090)

 Cash and cash equivalents at beginning of period         789,370         807,773

 Cash and cash equivalents at end of period             $ 752,803       $ 645,683

 Supplemental disclosure of cash flow information:
    Cash paid for interest                              $ 383,047       $ 394,445

                        See Notes to Financial Statements


e)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Note 2 - Basis of Accounting

The financial statements include the Partnership's operating divisions, Wendover Business Park - Phase II ("Wendover II") and Presidential House at Sky Lake ("Presidential"), in addition to its 50% pro rata share of assets, liabilities, equity, income and expenses of its joint venture in the Table Mesa Shopping Center ("Table Mesa").

The Partnership accounts for its joint venture investment in SP Associates ("SPA") (see "Note 4") under the equity method of accounting.

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.


Note 3 - Related Party Transactions

For the six months ended June 30, 1996, management fees paid to related parties are as follows:


                                            1996        1995

 The Wynnewood Company, Inc.              $24,439     $24,018

 W.W. Reynolds Company                     11,400      11,400

                                          $35,839     $35,418

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

Losses recognized in excess of the Partnership's investment in and advances to SPA have been limited to the Partnership's share of recourse liabilities. As a result, no losses were recognized for the six months ended June 30, 1996. The Partnership's equity in the losses of SPA for the six months ended June 30, 1995, was $111,337.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the six months ended June 30, 1996, the Partnership realized net income of $37,390, compared to a net loss of $115,149 for the six months ended June 30, 1995. For the three months ended June 30, 1996, the Partnership realized a net loss of $16,669, compared to a net loss of $46,606 for the three months ended June 30, 1995. Total revenues increased for both the three and six months ended June 30, 1996, primarily due to increased rental revenues. Presidential House Apartments collected higher rental revenues due to rental rate increases implemented at the 97% occupied property. Wendover II also had increased rental revenues resulting from occupancy increasing from 84% for the six months ending June 30, 1995, to 92% for the six months ending June 30, 1996. Occupancy at Table Mesa increased from 94% for the six months ending June 30, 1995, to 100% for the six months ending June 30, 1996.

Also contributing to increased net income was a decrease in the Partnership's share of equity in loss of joint venture. The Partnership has limited the equity in the loss of the joint venture to the extent of the Partnership's share of recourse liabilities (see "Note 4" of the Notes to Financial Statements).


Liquidity and Capital Resources

At June 30, 1996, the Partnership had unrestricted cash on hand (including shares of money market funds and a certificate of deposit) of $752,803. The present cash reserves of the Partnership are believed to be adequate for the foreseeable needs of the Partnership.

Occupancy remains favorable at all of the Partnership's properties other than normal tenant turnover. Table Mesa shopping center is currently 100% occupied and Wendover Business Park Phase II is 92% occupied. Presidential Apartments continues to maintain occupancy levels in excess of 96%.

Other than normal leasing and capital improvement programs, the Partnership has not entered into any material commitments for capital expenditures at any of its properties as of June 30, 1996.

                        PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)  Reports on Form 8-K:

                None filed during the quarter ended June 30, 1996.


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


                         Date:  August 5, 1996