Form 10QSB
period 1996-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1996-11-06
CIK 725646

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


              For the quarterly period ended September 30, 1996


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

                                BALANCE SHEET
                                 (Unaudited)

                              September 30, 1996

Asets
  Cash and cash equivalents:
       Unrestricted                                               $    837,741
       Restricted--tenant security deposits                             61,524
  Accounts receivable                                                  152,772
  Note receivable                                                       38,849
  Escrow and other deposits                                            235,674
  Prepaid expenses                                                      26,520
  Deferred charges                                                     203,216
  Deferred rent receivable                                               7,200
  Investment properties:
       Land                                      $   3,188,684
       Buildings and improvements                   15,174,423
       Furniture, fixtures and equipment             1,067,345
                                                    19,430,452
       Less accumulated depreciation               (10,712,038)       8,718,414
                                                                  $  10,281,910

  Liabilities and Partners' Equity (Deficit)

  Liabilities
       Accounts payable                                           $      18,945
       Accrued liabilities:
            Interest                             $      32,057
            Property taxes                             265,206
            Professional fees                           34,800
            Other                                       33,537          365,600
       Accountability to partnership (note 4)                           812,291
       Deposits payable                                                 134,729
       Mortgage and other indebtedness                                8,338,508
                 Total liabilities                                    9,670,073

  Partners' equity (deficit)
       General partner                                 (99,947)
       Limited partners                                711,784          611,837

                                                                  $  10,281,910

                       See Notes to Financial Statements


b)                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                                (A Limited Partnership)

                               STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
                                        1996         1995         1996         1995
Revenues:
  Rental operations                $  715,299   $  684,592   $ 2,195,085  $2,099,216
  Interest income                       9,258        8,580        27,700      25,486
  Other income                          9,996       11,704        36,535      30,609
       Total revenues                 734,553      704,876     2,259,320   2,155,311

Expenses:
  Rental operations                   320,030      287,452       904,335     832,619
  Equity in loss of
     joint venture (Note 4)               ---          ---           ---     111,337
  General and administrative           23,018       24,173        75,081      82,463
  Management fees to related
     parties (Note 3)                  17,737       17,382        53,576      52,800
  Interest expense                    188,982      194,416       572,029     588,474
  Depreciation and amortization       217,890      211,425       650,013     632,739
       Total expenses                 767,657      734,848     2,255,034   2,300,432

           Net (loss) income       $  (33,104)  $  (29,972)  $     4,286  $ (145,121)

Net (loss) income per limited
  partnership unit (based
  on 37,273 units issued
  and outstanding)                 $    (.89)   $     (.80)  $       .11  $    (3.85)

                       See Notes to Financial Statements

c)                 DREXEL BURNHAM LAMERT REAL ESTATE ASSOCIATES II
                               (A Limited Partnership)

                  STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)


                                      General     Limited
                                      Partner     Partners       Total

Partners' equity (deficit)
  at December 31, 1995             $ (99,990)   $  710,902   $  610,912

Net income for the nine months
  ended September 30, 1996                43         4,243        4,286

Distributions to Limited Partners         ---       (3,361)      (3,361)

Partners' equity (deficit)
  at September 30, 1996            $ (99,947)   $  711,784   $  611,837

                       See Notes to Financial Statements

d)                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                               (A Limited Partnership)

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                        1996         1995
Cash flows from operating activities:
  Net income (loss)                                $    4,286   $  (145,121)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                     650,013       632,739
    Equity in loss of joint venture                       ---       111,337
    Change in accounts:
      Restricted cash                                 (14,645)        1,408
      Accounts and note receivable                    (49,882)      (97,241)
      Deferred rent receivable                          1,262         4,696
      Escrow and other deposits                       (89,973)      (97,879)
      Prepaid expenses                                 (9,275)       (6,644)
      Deferred charges                                (15,025)      (18,385)
      Accounts payable                                (14,490)      (16,500)
      Accrued liabilities                             102,375       114,525
      Deposits payable                                    422       (11,066)

         Net cash provided by operating
            activities                                565,068       471,869

Cash flows from investing activities:
  Additions to real and personal property             (59,315)     (111,457)

      Net cash used in investing activities           (59,315)     (111,457)

Cash flows from financing activities:
  Principal payments on mortgage and other
    indebtedness                                     (174,473)     (184,097)
  Partners' distributions paid                       (282,909)     (279,548)

      Net cash used in financing activities          (457,382)     (463,645)

Net increase (decrease) in cash and cash
 equivalents                                           48,371      (103,233)

Cash and cash equivalents at beginning of period      789,370       807,773

Cash and cash equivalents at end of period         $  837,741   $   704,540

Supplemental disclosure of cash flow information:
  Cash paid for interest                           $  572,029   $   589,060

                       See Notes to Financial Statements

e)             DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                           (A Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                September 30, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

NOTE 2 - BASIS OF ACCOUNTING

The financial statements include the Partnership's operating divisions, Wendover Business Park - Phase II ("Wendover II") and Presidential House at Sky Lake ("Presidential"), in addition to its 50% pro rata share of assets, liabilities, equity, income and expenses of its joint venture in the Table Mesa Shopping Center ("Table Mesa").

The Partnership accounts for its joint venture investment in SP Associates ("SPA") (See "Note 4")under the equity method of accounting.

Certain reclassifications have been made to the 1995 balances to conform with the 1996 presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 1996 and 1995, management fees paid to related parties are as follows:

                                            1996        1995
The Wynnewood Company, Inc.             $  36,476    $ 35,700

W.W. Reynolds Company                      17,100      17,100

                                        $  53,576    $ 52,800


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

On October 1, 1992, the joint venture agreement was amended to admit a new joint venturer, Almanzil, Inc., upon the contribution of $1,250,000 all of which was contributed as of December 31, 1994. Almanzil made an additional equity contribution of $703,970 during 1994. Almanzil, Inc. is a wholly owned subsidiary of Coast Investment and Development Company (CIDCO). CIDCO is a stockholder of the parent of Coreal. Almanzil replaced the Partnership's exclusive authority to manage the operations and affairs of SPA and to make all decisions regarding the business of SPA. In addition, cash from operations and capital transactions, as defined, of SPA shall be allocated 50% to Almanzil, 33.3% to the Partnership and 16.7% to Coreal, after Almanzil receives an amount equal to an annual 20% preferred cumulative return on its outstanding capital and a return of its original investment. Losses from operations are allocated 66.7% to the Partnership and 33.3% to Coreal, as defined.

Losses recognized in excess of the Partnership's investment in and advances to SPA have been limited to the Partnership's share of recourse liabilities. As a result, no losses were recognized for the nine months ended September 30, 1996. The Partnership's equity in the losses of SPA for the nine months ended September 30, 1995, was $111,337.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the nine months ended September 30, 1996, the Partnership realized net income of $4,286 compared to a net loss of $145,121 for the nine months ended September 30, 1995. For the three months ended September 30, 1996, the Partnership realized a net loss of $33,104, compared to a net loss of $29,972 for the three months ended September 30, 1995. Operating expenses increased for both the three and nine months ended September 30, 1996, primarily due to increased maintenance expense at Wendover II along with a slight increase in property tax expense at Presidential House. Wendover II maintenance expense increased due to increased expense for maintenance personnel along with several minor roof repairs.

Contributing to the decrease in net loss for the nine months ended September 30, 1996, was a decrease in the Partnership's share of equity in loss of joint venture. The Partnership has limited the equity in the loss of the joint venture to the extent of the Partnership's share of recourse liabilities (see "Note 4" of the Notes to Financial Statements).

Liquidity and Capital Resources

At September 30, 1996, the Partnership held cash (including shares of money market funds) of $837,741. The present cash reserves of the Partnership are believed to be adequate for the foreseeable needs of the Partnership.

Occupancy remains favorable at all of the Partnership's properties other than normal tenant rollover. The Table Mesa shopping center and Presidential Apartments have occupancy levels approximating 95% while Wendover Business Park Phase II is 89% occupied. The Table Mesa Joint Venture is discussing the refinancing of the existing first mortgage which matures in early 1998. Proceeds would be used to retire existing indebtedness and to fund needed capital improvements. A new leasing company has been engaged with respect to the Wendover property in an effort to increase occupancy at that property.

Other than normal leasing and capital improvement programs, the Partnership has not entered into any material commitments for capital expenditures at any of its properties as of September 30, 1996.


                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)   Reports on Form 8-K:

          None filed during the quarter ended September 30, 1996.


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


                    Date: November 6, 1996