Form 10KSB
period 1996-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1997-03-25
CIK 725646

FORM 10KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D)
                 (AS LAST AMENDED BY 34-31905, EFF. 4/26/93)

                                 FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or

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

State issuer's revenues for its most recent fiscal year:  $1,824,269

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996 - Not Applicable.

                     DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the Prospectus of Registrant dated December 30, 1983 (included in Registration Statement, No. 2-85829, of Registrant) are incorporated by reference into Parts I and III.


                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") is a limited partnership which was formed on November 2, 1983, pursuant to the Partnership Law of the State of New York. The Partnership is engaged in the business of acquiring, operating and holding real properties for investment. The Partnership acquired five properties during 1984 and 1985 and has been operating them since that time with the exception of the Sheraton Inn (a two-thirds interest in a joint venture), Table Mesa (one-half interest in a joint venture) and the 123 Office Building (a 22.47% interest), which was sold on March 14, 1994, in a foreclosure proceeding. SP Associates ("SPA"), a joint venture between the Partnership and Coreal N.V., Inc. acquired the Sheraton Inn on May 7, 1985. In October 1992, SPA admitted a new investment group into the Joint Venture. The new investment group has the exclusive authority to manage the operations and affairs and to make all decisions regarding the business.
SPA has entered into an agreement to sell the Hotel for $6,300,000 to CapStar Management Company, L.P. ("CapStar"), the Hotel's management company. The closing date shall be no later than March 20, 1997. A $750,000 nonrefundable deposit is required, as is payment of interest on the sales price at the prime rate. In addition, CapStar shall be entitled to collect and retain all accrued receivables and shall assume all outstanding payables, as defined, with respect to the Hotel as of December 31, 1996. It is expected that the proceeds from the sale of the Hotel will be used first to satisfy the $3,963,777 mortgage payable on the Hotel and that the balance will be paid to Almanzil in accordance with the terms of the joint venture agreement. As the result of the sale, the Partnership will be relieved of its share of the recourse liabilities of SPA. Therefore, the Partnership is expected to recognize an extraordinary gain of approximately $812,291 in its 1997 statement of operations.

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

All of the outstanding stock of the General Partner is owned by Wynnewood Company, Inc. ("Wynnewood"), a corporation which is owned by the principal operating officer of the General Partner.

The Partnership had no employees as of December 31, 1996. Management and administrative services are performed by Wynnewood, the General Partner, and by IFGP Corporation ("Insignia") and affiliates. Pursuant to a management agreement between them, Insignia affiliates provide property management services, partnership administration, and registrar and transfer services to the Partnership.


Item 2.     Description of Properties

The following table sets forth the Registrant's investments in properties:

                                Date of
    Property                   Purchase     Type of Ownership          Use

Wendover Business Park        04/01/84   Fee ownership subject  Office/Warehouse
  Phase II                               to first mortgage      80,410 sq.ft.
  Greensboro, NC

Presidential House Apartments 10/22/84   Fee ownership subject  Apartments
  North Miami Beach, FL                  to first mortgage      203 units

Schedule of Properties:

                        Gross
                       Carrying    Accumulated                   Federal
Property                 Value     Depreciation     Rate        Tax Basis

Wendover II         $ 4,232,859   $ 2,099,666     3-25 yrs   $   871,807
Presidential House    7,400,206     4,963,571    5-31.5 yrs    2,371,600

                    $11,633,065   $ 7,063,237                $ 3,243,407

See "Note 2" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy. Depreciation of real and personal property is being computed on straight-line and accelerated methods over estimated service lives.

Schedule of Mortgages and Note Payable:

                     Principal                                     Principal
                    Balance At    Stated                            Balance
                   December 31,  Interest    Period     Maturity    Due At
     Property          1996        Rate    Amortized      Date     Maturity

Wendover II       $ 1,260,436      7.75%    20 years    02/01/01  $1,091,466
Presidential House  3,459,235      8.00%    20 years    08/01/00   3,047,227

     Total        $ 4,719,671                                     $4,138,693

Schedule of Rental Rates and Occupancy:


                            Average Annual             Average Annual
                             Rental Rates                 Occupancy
                           1996          1995              1996      1995

Wendover II           $6.32/sq.ft.   $6.39/sq.ft.          91%        90%
Presidential House    $6,713/unit    $6,535/unit           97%        97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes, retail space and commercial buildings in the areas in which they operate. Management believes that all of the properties are adequately insured. The multi-family residential property's lease terms are for one year or less. No residential or commercial tenant leases 10% or more of the available rental space.

The following is a schedule of the lease expirations by property for the years 1997-2005:

                    Number of                                 % of Gross
   Wendover II     Expirations   Square Feet   Annual Rent   Annual Rent

      1997              7         27,427      $ 158,800         35.1%
      1998              8         24,534        154,209         34.1%
      1999              5         20,847        120,712         26.7%
    2000-2005          --             --             --           --

In addition, one tenant, who rents their space on a month-by-month basis, occupied 3,510 square feet and contributed annual lease payments of $11,992 or approximately 2.65% of gross annual rent for 1996.

Schedule of Real Estate Taxes:

                                                    1996           1995

Wendover II                                     $ 49,766       $ 54,724
Presidential House                               143,217        143,985


ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


                                      PART II


ITEM 5.    MARKET FOR THE PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1996, the Partnership included approximately 1,718 limited partners, holding a total of 37,273 Interests, and one General Partner. No public trading market has developed for the Interests and it is not anticipated that such a market will develop in the future.

Cash distributions were made quarterly from April 1985 until October 1987 and then were suspended until the December 1989 distribution of $5.00 per Interest. In December 1995 the General Partner approved a cash distribution to the Limited Partners in the amount of $279,548 ($7.50 per Interest) which was paid in February 1996. A cash distribution of $279,548 was also declared in December 1996 to be paid in March 1997. As of December 31, 1996, the remaining unpaid preferred return arrearage totaled $13,119,480 or $351.98 per interest. Reference is made to "Item 6" for a description of liquidity and capital resources.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the year ended December 31, 1996, the Partnership realized a net loss of $89,038 compared to a net loss of $289,039 for the corresponding period of 1995. The decrease in net loss is primarily attributable to a decrease in equity loss recognized on the SPA joint venture. The Partnership has limited the equity in the loss of SPA joint venture to the Partnership's share of recourse liabilities. The Partnership reached its limit in the loss of the SPA joint venture with the recognition of a $96,983 loss in 1995. No similar loss has been recognized in 1996 (see "Note 3" of the Notes to Financial Statements). In addition, the decrease in net loss was impacted by an increase in rental revenues and a decrease in depreciation expense. Rental revenue increased due to Presidential House raising rental rates in 1996. Depreciation expense decreased as a result of a depreciation rate change under ACRS from 5% to 4%.

Effective in 1996, the Partnership accounts for its 50% investment in Table Mesa using the equity method. The Partnership had previously accounted for its 50% share in the assets, liabilities, revenues and expenses on a pro-rata basis.
The 1995 statements of operations and cash flows have been restated to present the Partnership's 50% investment in Table Mesa using the equity method. There was no change in the Partnership's net loss and Partner's equity for the year ended 1995; however, the balance of cash and cash equivalents at December 31, 1995, was reduced by $83,082 and cash paid for interest for the year ended 1995 was reduced by $390,970 as the result of this restatement.

Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash on hand (including shares of money market funds) of $674,942. The present cash reserves of the Partnership are believed to be adequate for the foreseeable needs of the Partnership.

Occupancy remains favorable at all of the Partnership's properties other than normal tenant rollover. The Table Mesa shopping center and Presidential Apartments have occupancy levels approximating 95% while Wendover Business Park Phase II is 91% occupied. The Table Mesa Joint Venture is discussing the refinancing or extension of the existing first mortgage which matures in early 1998. The Hotel owned by SP Associates in Cherry Hill, New Jersey, is currently under contract of sale. At the projected sales proceeds, it is not expected that the Partnership will receive any of the proceeds.

Other than normal leasing and capital improvement programs the partnership has not entered into any material commitments for capital expenditures at any of its properties as of December 31, 1996. In March of 1997, the Partnership paid a distribution to it limited partners of $7.50 per unit or a total of $279,548.

Inflation

Inflation in the future may increase rental revenues as well as operating expenses, all subject to general market trends. Certain Table Mesa and Wendover II leases provide for rent increases based upon the Consumer Price Index.


Item 7. Financial Statements


                        INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report

Balance Sheet at December 31, 1996

Statement of Operations for the Years Ended
 December 31, 1996 and 1995

Statement of Partners' Equity for the Years Ended
 December 31, 1996 and 1995

Statement of Cash Flows for the Years Ended
 December 31, 1996 and 1995

Notes to Financial Statements


                         Independent Auditor's Report



To the Partners
Drexel Burnham Lambert Real Estate Associates II

We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates II (a limited partnership) as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates II (a limited partnership) at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in note 2, the Partnership restated its 1995 financial statements to reflect its investment in a joint venture on the equity method.


                                                    Pannell Kerr Forster PC


January 31, 1997
New York, NY


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                              (A Limited Partnership)

                                    Balance Sheet
                                 December 31, 1996

                                       Assets

Cash and cash equivalents                                         $   674,942

Accounts receivable                                                    50,210

Escrow and other deposits                                              57,186

Prepaid expenses                                                       14,612

Investment in joint venture (note 3)                                  685,749

Real and personal property - at cost (notes 2 and 4)
  Land                                               $  1,578,313
  Buildings and improvements                            8,967,751
  Furniture, fixtures and equipment                     1,087,001
                                                       11,633,065
     Less accumulated depreciation                     (7,063,237)  4,569,828

Restricted cash - tenants' security deposits                           65,923

Deferred rent receivable (note 2)                                       7,200

Deferred charges (note 2)                                             138,043

                                                                  $ 6,263,693

                       Liabilities and Partners' Equity

Liabilities
  Accounts payable                                                $    16,014
  Accrued liabilities
     Interest                                        $     32,057
     Professional fees                                     44,500
     Other                                                 19,065      95,622
  Distribution payable (note 5)                                       279,548
  Accountability to joint venture (note 3)                            812,291
  Deposits payable                                                    101,581
  Mortgage indebtedness (note 4)                                    4,719,671
          Total liabilities                                         6,024,727

Partners' equity (deficit) (note 5)
  General partner                                                    (100,880)
  Limited partners (37,273 units issued and                           339,846
  outstanding)
          Total partners' equity                                      238,966

                                                                  $ 6,263,693

                       See notes to financial statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                              (A Limited Partnership)

                              Statement of Operations


                                                          Years Ended
                                                          December 31,
                                                       1996          1995
Revenue
  Rental operations (note 6)                       $  1,764,251  $  1,726,858
  Interest income                                        30,327        30,274
  Other income                                           29,691        42,373
          Total revenue                               1,824,269     1,799,505

Expenses
  Rental operations (note 7)                            866,542       868,950
  Equity in losses of joint ventures (note 3)            69,899       176,894
  General and administrative                            100,176       108,484
  Interest expense (note 4)                             380,049       390,750
  Depreciation and amortization (note 2)                496,641       543,466
          Total expenses                              1,913,307     2,088,544

          Net (loss) (note 8)                      $    (89,038) $   (289,039)


Allocation of net (loss)
  General partner                                  $      (890)  $    (2,890)
  Limited partners                                 $   (88,148)  $  (286,149)

Net (loss) per limited partner interest (note 5)   $     (2.36)  $     (7.68)

Distributions per limited partner interest (note 2)$      7.50   $      7.50

Average limited partner units outstanding (note 5)      37,273        37,273

                          See notes to financial statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                            (A Limited Partnership)

                           Statement of Partners' Equity
                     For Years Ended December 31, 1996 and 1995

                                                                General      Limited
                                                   Total        Partner      Partners
Original capital contribution (note 5)         $ 18,637,500  $      1,000 $ 18,636,500

Less offering costs                              (2,050,819)           --   (2,050,819)
                                                 16,586,681         1,000   16,585,681

Cumulative net (loss) through December 31, 1994  (9,809,854)      (98,100)  (9,711,754)

Cumulative distributions to limited partners
 through December 31, 1994                       (5,597,328)           --   (5,597,328)

Balance - December 31, 1994                       1,179,499       (97,100)   1,276,599

Net (loss) for the year ended December 31, 1995    (289,039)       (2,890)    (286,149)

Distribution to partners (note 5)                  (279,548)           --     (279,548)

Balance - December 31, 1995                         610,912       (99,990)     710,902

Net (loss) for the year ended December 31, 1996     (89,038)         (890)     (88,148)

Distribution to partners (note 5)                  (279,548)           --     (279,548)

Other distribution                                   (3,360)           --       (3,360)

Balance - December 31, 1996                    $    238,966  $   (100,880)$    339,846

                       See notes to financial statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                              (A Limited Partnership)

                              Statements of Cash Flows


                                                            Year Ended
                                                            December 31,
                                                         1996          1995
Cash flows from operating activities
  Net (loss)                                       $  (89,038)    $ (289,039)
  Adjustments to reconcile net (loss) to net cash
    provided by operating activities:
     Depreciation                                     450,483        495,015
     Amortization                                      46,158         48,444
     Equity in losses of joint ventures                69,899        176,894
     Changes in certain other accounts:
       Tenants' security deposits                     (19,044)         1,407
       Accounts receivable                             11,953        (57,808)
       Deferred rent receivable                         1,262          6,182
       Escrow and other deposits                        3,579         17,429
       Prepaid expenses                                (2,014)        (1,389)
       Deferred charges                                (1,321)       (11,381)
       Accounts payable                                 4,198         (4,114)
       Accrued liabilities                            (17,074)        21,414
       Deposits payable                                (2,049)       (16,374)
          Net cash provided by operating activities   456,992        386,680

Cash flows from investing activities
  Additions to real and personal property             (76,082)       (49,137)
  Distribution from equity investee                        --         75,000
          Net cash provided (used) by investing       (76,082)        25,863
             activities

Cash flows from financing activities
  Principal payments on mortgage and other
    indebtedness                                     (129,348)      (119,513)
  Distributions paid to partners                     (282,908)      (279,548)
          Net cash (used) by financing activities    (412,256)      (399,061)

          Increase (decrease) in cash and cash        (31,346)        13,482
             equivalents

Cash and cash equivalents at beginning of year        706,288        692,806

Cash and cash equivalents at end of year           $  674,942     $  706,288

Supplemental disclosure of cash flow information
  Cash paid during the year for interest           $  380,049     $  389,884

                       See notes to financial statements


Note 1 - Organization

Drexel Burnham Lambert Real Estate Associates II ("Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated November 2, 1983. The general partner of the Partnership, DBL Properties Corporation ("General Partner"), is owned by The Wynnewood Company, Inc. ("Wynnewood").

The Partnership owns and operates Wendover Business Park - Phase II ("Wendover") an office and warehouse complex located in Greensboro, North Carolina and Presidential House at Sky Lake ("Presidential") a residential apartment complex located in North Miami Beach, Florida. The Partnership also owns joint venture interests in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado and SP Associates ("SPA"), which owns a hotel in Cherry Hill, New Jersey (see "Note 3").

Note 2 - Significant accounting policies

Basis of accounting

The financial statements include the accounts of the Partnership and its operating divisions, Wendover and Presidential.

The Partnership accounts for its joint venture investments in Table Mesa and SPA under the equity method of accounting (see "Note 3").

Restatement

Effective in 1996, the Partnership accounts for its 50% investment in Table Mesa on the equity method. The Partnership had previously accounted for its 50% share in the assets, liabilities, revenues and expenses on a pro rata basis.
The 1995 statements of operations and cash flows have been restated to present the Partnership's 50% investment in Table Mesa on the equity method. There was no change in the Partnership's net (loss) and Partners' equity for the year ended 1995; however, the balance of cash and cash equivalents at December 31, 1995, was reduced by $83,082 and cash paid for interest for the year ended 1995 was reduced by $390,970 as the result of this restatement.

Estimates

The financial statements of the Partnership are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant areas which require the use of management's estimates relate to the service lives and recoverability of costs of real property and the Partnership's accountability to SPA (see "Note 3"). Actual results could differ from those estimates.


Long-lived assets

Management evaluates the Partnership's long-lived assets, which consist primarily of its investments in real property, for impairment based on the recoverability of their carrying amounts. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amount of a specific property, the assets will be written-down to its fair value. No such write-down was required in 1996 and 1995.

Disclosure about fair value of financial instruments

The Company's cash and cash equivalents, and long-term debt represent financial instruments as defined by "Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments". The carrying value of these financial instruments is a reasonable approximation of fair value.

Depreciation and amortization

Depreciation of real and personal property is being computed on straight-line and accelerated methods over estimated service lives ranging from 3 to 31-1/2 years.

Deferred charges are presented net of accumulated amortization of $137,542 and are being amortized as follows:

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

Cash and cash equivalents

For purposes of financial reporting, cash and cash equivalents include cash on hand and in banks, including money market funds, and certificates of deposit with original maturities of three months or less.

Supplemental disclosure of non-cash financing activities

In December 1996, the Partnership approved a cash distribution to limited partners in the amount of $279,548 ($7.50 per interest) to be paid in March 1997. A similar distribution was declared in December 1995 and paid in February 1996.

Concentration of credit risk

A substantial portion of the Partnership's cash is on deposit with one bank and consists of demand deposits and money market accounts. The Partnership has not experienced any losses on its cash deposits.

Note 3 - Investment in joint ventures

SP Associates (SPA)

SPA was formed in 1984 as a joint venture to acquire the Sheraton Poste Inn ("Hotel"), a 220-room hotel located in Cherry Hill, New Jersey. The managing partner of the SPA joint venture is Almanzil, Inc. ("Almanzil"), with a 50% interest. The remaining interests are owned by the Partnership and Coreal N.V., Inc. ("Coreal"), owning 33.3% and 16.7%, respectively. Coreal is an affiliate of Almanzil.

Under the terms of SPA's joint venture agreement, cash from operations and capital transactions, as defined, are allocated 50% to Almanzil, 33.3% to the Partnership and 16.7% to Coreal, after Almanzil receives an amount equal to an annual 20% preferred cumulative return on its outstanding capital and a return of its original investment of $1,953,970. Losses from operations of SPA are allocated 66.7% to the Partnership and 33.3% to Coreal. At December 31, 1996, the Partnership's accountability to the SPA joint venture, representing management's estimate of the Partnership's share of recourse liabilities of SPA, amounted to $812,291. Losses of SPA have been limited to the Partnership's share of recourse liabilities of SPA and for the years ended 1996 and 1995 amounted to $-0- and $96,983, respectively. The Partnership's share of unrecognized losses for the years ended December 31, 1996 and 1995, totaled $182,000 and $608,000, respectively.

SPA has entered into an agreement to sell the Hotel for $6,300,000 to CapStar Management Company, L.P. ("CapStar"), the Hotel's management company. The closing date shall be no later than March 20, 1997. A $750,000 nonrefundable deposit is required, as is payment of interest on the sales price at the prime rate. In addition, CapStar shall be entitled to collect and retain all accrued receivables and shall assume all outstanding payables, as defined, with respect to the Hotel as of December 31, 1996.

It is expected that the proceeds from the sale of the Hotel will be used first to satisfy the $3,963,777 mortgage payable on the Hotel and that the balance will be paid to Almanzil in accordance with the terms of the joint venture agreement. As the result of the sale, the Partnership will be relieved of its share of the recourse liabilities of SPA. Therefore, the Partnership is expected to recognize an extraordinary gain of $812,291 in its 1997 statement of operations.

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to losses of $69,899 in 1996 and $79,911 in 1995.

The Table Mesa joint venture agreement provides among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. This annual preference is not cumulative.

Summarized financial information for Table Mesa at December 31, 1996, is as follows:

                    Assets             $ 6,981,946
                    Liabilities          7,390,407
                    Revenue              2,161,823
                    Net income              44,071

Note 4 - Mortgage indebtedness

At December 31, 1996, mortgage indebtedness consisted of:

Wendover -  The mortgage payable matures on February 1, 2001, and requires monthly payments of $11,083 to be applied first to interest at the rate of 7.75% per annum and the balance
 to reduction of principal.                                    $ 1,260,436
Presidential - The mortgage payable matures August 1, 2000,
 and requires monthly payments of $31,367 to be applied first to interest at the rate of 8% per annum and the balance to
 reduction of principal.                                         3,459,235

            Total mortgages payable                            $ 4,719,671

In addition, escrow deposits are required to be made with both mortgagees for real estate taxes and insurance.

The following is a schedule of future mortgage amortization payments as of December 31, 1996:

                   1997               $   139,994
                   1998                   151,514
                   1999                   163,984
                   2000                 3,168,705
                   2001                 1,095,474
                          Total       $ 4,719,671


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

Cash distributions from sales or refinancing, if any, shall be made to the partners to the extent available and, as more fully described in the partnership agreement, as follows: first, to each partner in an amount equivalent to the positive amount of such partner's capital account on the date of distribution after adjustment; second, to the limited partners, until the limited partners have received an amount equal to their original invested capital; third, 99% to the limited partners equal to any unpaid preferred return arrearage; and fourth, as to any excess, 85% to the limited partners and 15% to the general partner.

Distributions in liquidation to the partners shall be made pro rata in accordance with the partners' capital accounts.

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the general partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the general partner. As of December 31, 1996, the unpaid preferred return arrearage totaled $13,119,480.

Note 6 - Operating leases

The Partnership leases office, warehouse and retail space to tenants of Wendover under operating lease agreements which expire on various dates through 1999. Future minimum rental income, excluding escalation charges, under these leases as of December 31, 1996, are as follows:


              1997              $   360,414
              1998                  235,802
              1999                   75,504
                   Total        $   671,720


Note 7 - Management and other fees

The Partnership has entered into an agreement with IFGP Corporation ("Insignia"), which provides for Insignia to perform certain management and administrative duties for the Partnership. Fees paid to Insignia for these services amounted to $46,939 for both 1996 and 1995.

The operations of Wendover and Presidential are also managed by Insignia under agreements which provide for management fees equal to 5% of gross revenues. Insignia has assigned a portion of its fees to Wynnewood, an affiliated entity. Management fees earned by Wynnewood during 1996 and 1995 amounted to $34,253 and $33,402, respectively.

In addition, the operations of Table Mesa are managed by an affiliate of WW Reynolds Companies, the co-venturer, and Wynnewood. Fees paid to these affiliates by Table Mesa totaled $74,400 for each of the years ended 1996 and 1995. In addition, leasing commissions paid to WW Reynolds Companies amounted to $28,691 and $52,947 in 1996 and 1995, respectively.

Note 8 - Reconciliation of financial and tax net (loss)

The following is a reconciliation of the Partnership's net (loss) for financial and tax reporting purposes:

                                                             Years Ended
                                                            December 31,
                                                            1996        1995

Financial net (loss)                                    $ (89,038)  $(289,039)
Preferred returns not recognized as income for
 tax purposes                                                  --     (37,500)
Book/tax depreciation and amortization differences        (46,213)    130,159
Excess of tax loss over book loss of equity investees     (52,298)   (608,322)
Prepaid rent                                              (15,812)     25,257
Other                                                          --      11,725
                                                        $(203,361)  $(767,720)

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


                                   PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Effective February 3, 1993, the General Partner of the Partnership, DBL Properties Corporation, a New York Corporation, became a wholly-owned subsidiary of The Wynnewood Company, Inc., which is wholly-owned by William D. Clements. Prior to that date, DBLR had been the sole stockholder of the General Partner. The General Partner has responsibility for all aspects of the Partnership's operations.

The directors and executive officers of the General Partner are as follows:

           Name                                     Position

     William D. Clements                  President, Treasurer, Assistant
                                          Secretary, and Director

     Robert A. Gauthier                   Vice President, Secretary and
                                          Director

WILLIAM D. CLEMENTS, age 57. Mr. Clements has been President since February, 1993 and was Vice-President from 1990 until then. He was Chairman of the Board from 1989 to 1990, and was a Vice-President in the Corporate Finance Department of Drexel Burnham Lambert Incorporated from 1985-1990. Prior to that he was a Senior Vice-President of DBLR from 1983 and a Vice-President from 1978. He received his BA degree from Siena College and his MBA from the Wharton Graduate School of the University of Pennsylvania.

ROBERT A. GAUTHIER, age 43. Mr. Gauthier has been Vice-President and Secretary of the General Partner since February 1993. He is also Senior Vice-President of Operations of Capstar Hotels, a hotel management firm, since 1992. Prior to then he was the manager of two hotels owned by DBL Airport Valley Limited Partnership from 1987 to 1992. He has spent his entire career in the hotel industry after receiving a BA from California Polytechnical State University.

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


ITEM 10. EXECUTIVE COMPENSATION

Officers and directors of the General Partner do not and will not receive any direct compensation for services rendered by them in such capacities. Although the Partnership is required to pay fees to the General Partner and/or its affiliates upon property acquisition, for property management, and for real estate commissions, and the General Partner is also entitled to receive cash distributions from the operation and liquidation of the Partnership, no such fees, payments or distributions were made to the General Partner in 1996. Certain payments, including payments for management fees, were paid to affiliates of the General Partner in 1996, as described under "Item 12" hereto. As of January 1, 1992, the Partnership engaged IFGP Corporation to provide management and administration services to the Partnership. For a complete description of Management Compensation, see the discussion under the caption, "Management Compensation" in the Prospectus, which discussion is hereby incorporated by reference. The General Partner of the Partnership may be reimbursed for its direct expenses relating to the offering, the administration and the operations of the Partnership's real property investments. For a further discussion of expenses incurred with related parties and with management, see "Note 7" to the Financial Statements which are included in "Item 7" above, to which reference is hereby made.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 10, 1997, no person or group is known to own more than 5% of the outstanding Interests of the Partnership.

No officer or director of the General Partner of the Partnership owns any limited partnership Interests, nor do they possess a right to acquire beneficial ownership of Interests except for Mr. William D. Clements who owns 4 partnership Interests.

The General Partner of the Partnership, DBL Properties Corporation, became a wholly-owned subsidiary of The Wynnewood Company, Inc. in February 1993, which is in turn a corporation wholly-owned by Mr. William D. Clements.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is hereby made to "Note 7" to the financial statements which is included in "Item 7", and "Items 9, 10 and 11" above for a description of certain relationships and related transactions.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b) Reports on Form 8-K filed during the fourth quarter of 1996:  None


                                  SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                      By:  DBL Properties Corporation
                           General Partner


                      By:  /s/William D. Clements
                           William D. Clements
                           President

                      Date: March 25, 1997



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/Robert A. Gauthier
Robert A. Gauthier
Director

/s/William D. Clements
William D. Clements
President and Director

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