Form 10QSB
period 1997-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1997-05-14
CIK 725646

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


                For the quarterly period ended March 31, 1997

                                      or

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

                                BALANCE SHEET
                                 (Unaudited)

                                March 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                $    468,783
     Restricted--tenant security deposits                              74,218
  Accounts receivable                                                  39,032
  Escrow and other deposits                                           102,970
  Prepaid expenses                                                      9,340
  Investment in joint venture                                         688,217
  Deferred charges                                                    128,477
  Deferred rent receivable                                              6,195
  Investment properties:
     Land                                        $  1,578,313
     Buildings and improvements                     8,967,751
     Furniture, fixtures and equipment              1,100,851
                                                   11,646,915
     Less accumulated depreciation                 (7,176,647)      4,470,268
                                                                 $  5,987,500

  Liabilities and Partners' Equity (Deficit)

  Liabilities
     Accounts payable                                            $    14,777
     Accrued liabilities:
       Interest                                  $   32,057
       Property taxes                                50,658
       Professional fees                             40,600
       Other                                         17,653          140,968
     Deposits payable                                                101,456
     Mortgage and other indebtedness                               4,685,761
          Total liabilities                                        4,942,962

  Partners' equity (deficit)
     General partner                                (92,824)
     Limited partners (37,273 units issued
       and outstanding)                           1,137,362        1,044,538

                                                                 $ 5,987,500
                       See Notes to Financial Statements


b)             DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                           (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           1997            1996
Revenues:
 Rental operations                                    $   441,844     $   454,900
 Interest income                                            6,846           8,370
 Other income                                              11,471           6,357
 Equity in income of joint venture (note 4)                 2,465          62,202
  Total revenues                                          462,626         531,829

Expenses:
 Rental operations                                        229,241         232,873
 General and administrative                                22,357          24,297
 Interest expense                                          93,439          95,965
 Depreciation and amortization                            124,308         124,635
    Total expenses                                        469,345         477,770
(Loss) Income before extraordinary item                    (6,719)         54,059

Extraordinary item - gain on disposal of property         812,291              --

    Net income                                        $   805,572     $    54,059

Net income per limited partnership unit:
Net (loss) income before extraordinary item           $      (.18)    $      1.44
Extraordinary item - gain on disposal of property           21.58              --

Net income per limited partnership interest           $     21.40     $      1.44

Average limited partner units outstanding                  37,273          37,273

                      See Notes to Financial Statements

c)             DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                           (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                 (Unaudited)

                  For the Three Months Ended March 31, 1997


                                      General       Limited
                                      Partner       Partners       Total

Partners' equity (deficit) at
  December 31, 1996                $ (100,880)   $  339,846    $  238,966

Net income for the three months
  ended March 31, 1997                  8,056       797,516       805,572

Partners' equity (deficit) at
  March 31, 1997                   $  (92,824)   $1,137,362    $1,044,538

                      See Notes to Financial Statements


d)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                              (A Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                              1997          1996
Cash flows from operating activities:
  Net income                                             $  805,572    $   54,059
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                           124,308       124,635
    Equity in loss of joint venture                          (2,465)      (62,202)
    Extraordinary item - gain on disposal of property      (812,291)           --
  Change in accounts:
    Restricted cash                                          (8,295)        1,506
    Accounts receivable                                      11,178        11,225
    Deferred rent receivable                                  1,005            --
    Escrow and other deposits                               (45,784)      (50,903)
    Prepaid expenses                                          5,272         3,607
    Deferred charges                                         (1,333)       (1,321)
    Accounts payable                                         (1,237)       18,612
    Accrued liabilities                                      45,345        39,652
    Deposits payable                                           (125)         (599)

       Net cash provided by operating activities            121,150       138,271

Cash flows from investing activities:
  Additions to real and personal property                   (13,850)       (9,039)

       Net cash used in investing activities                (13,850)       (9,039)

Cash flows from investing activities:
  Principal payments on mortgage and other
    indebtedness                                            (33,911)      (31,384)
  Distributions to partners                                (279,548)     (279,548)

       Net cash used in financing activities               (313,459)     (310,932)

Net decrease in cash and cash equivalents                  (206,159)     (181,700)

Cash and cash equivalents at beginning of period            674,942       706,288

Cash and cash equivalents at end of period               $  468,783    $  524,588

Supplemental disclosure of cash flow information:
  Cash paid during period for interest                   $   93,439    $   95,965

                         See Notes to Financial Statements

e)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                              (A Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)
                                   March 31, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE 2 - BASIS OF ACCOUNTING

The financial statements include the Partnership's operating divisions, Wendover Business Park - Phase II ("Wendover II") and Presidential House at Sky Lake ("Presidential").

Effective in 1996, the Partnership accounts for its 50% investment in Table Mesa on the equity method. The Partnership had previously accounted for its 50% share in the assets, liabilities, revenues and expenses on a pro rata basis.
The 1996 statements of operations and cash flows have been restated to present the Partnership's 50% investment in Table Mesa on the equity method. There was no change in the Partnership's net income and Partners' equity for the three months ended March 31, 1996; however, the balance of cash and cash equivalents at March 31, 1996, was reduced by $153,207 and cash paid for interest for the three months ended March 31, 1996, was reduced by $96,199 as the result of this restatement.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 1997 and 1996, amounts paid to related parties are as follows:

                                            1997           1996

 The Wynnewood Company, Inc.
   Management Fees                      $  12,050      $  12,392
 W.W. Reynolds Company
   Management Fees                          5,700          5,700

                                        $  17,750      $  18,092

NOTE 4 - INVESTMENT

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

Under the terms of SPA's joint venture agreement, cash from operations and capital transactions, as defined, are allocated 50% to Almanzil, 33.3% to the Partnership and 16.7% to Coreal, after Almanzil receives an amount equal to an annual 20% preferred cumulative return on its outstanding capital and a return of its original investment of $1,953,970. Losses from operations of SPA are allocated 66.7% to the Partnership and 33.3% to Coreal. At December 31, 1996, the Partnership's accountability to the SPA joint venture, representing management's estimate of the Partnership's share of recourse liabilities of SPA, amounted to $812,291. Losses of SPA have been limited to the Partnership's share of recourse liabilities of SPA. As a result, no losses were recognized for the periods ended March 31, 1997 and 1996.

On March 19, 1997, SPA sold the Hotel for $6,300,000 to CapStar Management Company, L.P. ("CapStar"), the Hotel's management company. In addition, under the sale agreement, CapStar was entitled to collect and retain all accrued receivables and shall assume all outstanding payables, as defined, with respect to the Hotel as of December 31, 1996.

The proceeds from the sale of the Hotel were used first to satisfy the $3,963,777 mortgage payable on the Hotel and the balance was paid to Almanzil in accordance with the terms of the joint venture agreement. As the result of the sale, the Partnership was relieved of its share of the recourse liabilities of SPA. Accordingly, the Partnership recognized an extraordinary gain of $812,291 in its statement of operations for the quarter ended March 31, 1997.

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to income of $2,465 for the three months ended March 31, 1997, and $62,202 for the three months ended March 31, 1996.

The Table Mesa joint venture agreement provides among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference is not cumulative.

Summarized financial information for Table Mesa at March 31, 1997, is as follows:

  Assets:
    Real and personal property net
     of accumulated depreciation               5,979,178
    Other assets                               1,071,960
    Total assets                                                7,051,138
  Liabilities:
    Mortgage payable                           6,970,116
    Other liabilities                            434,063
    Total liabilities                                           7,404,179
  Gross revenue                                                   568,710
  Net income                                                       55,419

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the three months ended March 31, 1997, the Partnership realized net income of $805,572, compared to net income of $54,059 for the corresponding period of 1996. The increase in net income was primarily due to the extraordinary gain recognized on the sale of the Sheraton Poste Inn Hotel in Cherry Hill, New Jersey, in which the Partnership had a subordinated interest. The Partnership did not receive any proceeds due to the senior position of one of the partners. However, the Partnership was relieved of certain recourse liabilities, and recognized an extraordinary gain of $812,291 during the first quarter 1997.

Liquidity and Capital Resources

At March 31, 1997, the Partnership held cash (including shares of money market funds) of $468,783. The present cash reserves of the Partnership are believed to be adequate for the foreseeable needs of the Partnership.

Occupancy remains favorable at all of the Partnership's properties other than normal tenant rollover. At March 31, 1997, the Presidential Apartments, Table Mesa Shopping Center and Wendover Business Park Phase II all had occupancy levels approximating 95%. The Table Mesa Joint Venture is discussing the refinancing, or extension of maturity, of its existing first mortgage which matures in early 1998.

Other than normal leasing and capital improvement programs, the Partnership has not entered into any material commitment for capital expenditures at any of its properties as of March 31, 1997. Management has authorized a roof and parking lot repair program at the Wendover II property to be performed during the current fiscal year at an estimated cost of $37,000. On March 14, 1997, the Partnership paid a distribution to its limited partners of $279,548 or $7.50 per unit.

                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits:

                 Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          (b)    Reports on Form 8-K:

                 None filed during the quarter ended March 31, 1997.

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


                            Date: May 14, 1997