Form 10QSB
period 1997-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1997-08-12
CIK 725646

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from.........to.........

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

                          One Insignia Financial Plaza
                         Greenville, South Carolina 29602
                    (Address of principal executive offices)


                                 (864) 239-1000
                           (Issuer's telephone number)


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

                                BALANCE SHEET
                                 (Unaudited)

                                June 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                               $  505,581
     Restricted--tenant security deposits                           80,317
  Accounts receivable                                               37,618
  Escrow and other deposits                                        124,418
  Prepaid expenses                                                  36,679
  Deferred charges                                                 131,508
  Deferred rent receivable                                           5,149
  Investment in joint venture                                      684,781
  Investment properties:
     Land                                        $ 1,578,313
     Buildings and improvements                   10,100,747
                                                  11,679,060
     Less accumulated depreciation                (7,291,648)    4,387,412
                                                                $5,993,463

Liabilities and Partners' Equity (Deficit)

Liabilities
  Accounts payable                                              $   50,742
  Accrued liabilities:
     Interest                                    $    32,057
     Property taxes                                  101,319
     Professional fees                                23,200
     Other                                            10,507       167,083
  Deposits payable                                                 101,786
  Mortgage notes payable                                         4,651,017
          Total liabilities                                      4,970,628

Partners' Equity
  General partner                                $     6,865
  Limited partners' (37,273 units issued
     and outstanding)                              1,015,970     1,022,835

                                                                $5,993,463

                           See Notes to Financial Statements


b)                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     1997       1996        1997       1996
Revenues:
  Rental operations               $462,946    $440,804  $  904,790   $895,704
  Other income                      19,107      14,378      37,424     29,105
  Gain on sale of joint venture
  property (Note 4)                     --          --     812,291         --
       Total revenues              482,053     455,182   1,754,505    924,809
Expenses:
  Rental operations                241,993     218,023     471,234    450,896
  General and administrative        36,271      27,766      58,628     52,063
  Interest expense                  92,606      95,338     186,045    191,303
  Depreciation and amortization    125,913     119,463     250,221    244,098
       Total expenses              496,783     460,590     966,128    938,360

Equity in net (loss) income of
  joint venture (Note 4)            (3,436)    (11,261)       (971)    50,941

Net (loss) income                 $(18,166)   $(16,669) $  787,406   $ 37,390

Net (loss) income allocated to
   general partner                $   (182)   $   (167) $  107,745   $    374
Net (loss) income allocated to
   limited partners                (17,984)    (16,502)    679,661     37,016

                                  $(18,166)   $(16,669) $  787,406   $ 37,390
Net (loss) income per limited
   partnership interest (based
   on 37,273 units outstanding)   $   (.48)   $   (.44) $    18.23   $    .99

Distributions per limited
   partnership interest           $    .09    $    .09  $     7.59   $   7.59

                       See Notes to Financial Statements


c)             DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II


                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (Unaudited)


                                      General       Limited
                                     Partner's     Partners'      Total

Partners' (deficit) equity at
  December 31, 1996                 $(100,880)   $  339,846    $  238,966

Distribution to limited partners           --        (3,537)       (3,537)

Net income for the six months
  ended June 30, 1997                 107,745       679,661       787,406

Partners' equity at
  June 30, 1997                     $   6,865    $1,015,970    $1,022,835

                      See Notes to Financial Statements


d)                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                            1997        1996

Cash flows from operating activities:
  Net income                                            $ 787,406    $  37,390
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                         250,221      244,098
    Equity in net loss (income) of joint venture              971      (50,941)
    Gain on sale of joint venture property               (812,291)          --
    Change in accounts:
        Restricted cash                                   (14,394)      (7,695)
        Accounts receivable                                12,592       14,010
        Escrow and other deposits                         (67,232)    (109,691)
        Prepaid expenses                                  (22,071)       8,656
        Deferred charges                                  (15,274)      (1,321)
        Deferred rent receivable                            2,051           --
        Accounts payable                                   34,728        4,195
        Accrued property taxes                            101,319      104,322
        Accrued professional fees                         (21,300)     (21,300)
        Accrued other                                      (8,558)       9,670
        Deposits payable                                      205       (2,088)

         Net cash provided by operating activities        228,373      229,305

Cash flows from investing activities:
  Property improvements and replacements                  (45,995)     (29,192)

         Net cash used in investing activities            (45,995)     (29,192)

Cash flows from investing activities:
  Payments of mortgage notes payable                      (68,654)     (63,396)
  Distributions paid to partners                         (283,085)    (282,909)

         Net cash used in financing activities           (351,739)    (346,305)

Net decrease in unrestricted cash and cash equivalents   (169,361)    (146,192)

Unrestricted cash and cash equivalents at beginning
  of period                                               674,942      706,288

Unrestricted cash and cash equivalents at end of period $ 505,581    $ 560,096

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $ 186,045    $ 191,303

                           See Notes to Financial Statements


e)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE 2 - BASIS OF ACCOUNTING

The financial statements of the Partnership include the operations of Wendover Business Park - Phase II ("Wendover II") and Presidential House at Sky Lake ("Presidential").

Effective December 31, 1996, the Partnership began accounting for its 50% investment in Table Mesa on the equity method. The Partnership had previously accounted for its 50% share in the assets, liabilities, revenues and expenses on a pro rata basis. The statements of operations for the three and six months ended June 30, 1996, and cash flows as of June 30, 1996, have been restated to present the Partnership's 50% investment in Table Mesa on the equity method. There was no change in the Partnership's net income and partners' equity for the six months ended June 30, 1996, however, the balance of cash and cash equivalents at June 30, 1996, was reduced by $192,707 and cash paid for interest for the six months ended June 30, 1996, was reduced by $191,744 as the result of this restatement.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS

On June 24, 1997, Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), and IFGP Corporation, a Delaware corporation ("IFGP") (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation

("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller ("Clements"). The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

Upon the Closing, the officers and directors of DBL resigned and Insignia caused new officers and directors of this entity to be elected.

For the six months ended June 30, 1997 and 1996, the Partnership incurred the following charges which were paid to The Wynnewood Company and W.W. Reynolds Company, both affiliates of the General Partner through June 24, 1997 (see discussion above):


                                                   1997            1996
 The Wynnewood Company, Inc.
    Management Fees                              $24,372         $24,439
 W.W. Reynolds Company
    Management Fees                               11,400          11,400

The following transactions with affiliates of Insignia were incurred during the six months ended June 30, 1997 and 1996: property management fees (included in operating expenses) of $28,647 and $28,896, respectively; partnership administration fees (included in general and administrative expenses) of $19,002 and $19,002, respectively; and registrar and transfer services fees (included in general and administrative expenses) of $4,470 and $4,470, respectively. Insignia became an affiliate as of June 24, 1997 (see discussion above).

NOTE 4 - INVESTMENT IN JOINT VENTURES

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

Under the terms of SPA's joint venture agreement, cash from operations and capital transactions, as defined, are allocated 50% to Almanzil, 33.3% to the Partnership and 16.7% to Coreal, after Almanzil receives an amount equal to an annual 20% preferred cumulative return on its outstanding capital and a return of its original investment of $1,953,970. Losses from operations of SPA are allocated 66.7% to the Partnership and 33.3% to Coreal. At December 31, 1996, the Partnership's accountability to the SPA joint venture, representing management's estimate of the Partnership's share of recourse liabilities of SPA, amounted to $812,291. Losses of SPA have been limited to the Partnership's share of recourse liabilities of SPA. As a result, no losses were recognized for the periods ended June 30, 1997 and 1996.

On March 19, 1997, SPA sold the Hotel for $6,300,000 to CapStar Management Company, L.P. ("CapStar"), the Hotel's management company. In addition, under the sale agreement CapStar was entitled to collect and retain all accrued receivables and shall assume all outstanding payables, as defined, with respect to the Hotel as of December 31, 1996.

The proceeds from the sale of the Hotel were used first to satisfy the $3,963,777 mortgage payable on the Hotel and the balance was paid to Almanzil in accordance with the terms of the joint venture agreement. As the result of the sale, the Partnership was relieved of its share of the recourse liabilities of SPA. Accordingly, the Partnership recognized a gain on sale of joint venture property of $812,291 in its statement of operations for the six months ended June 30, 1997.

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to a net loss of $3,436 and $971 for the three and six months ended June 30, 1997, respectively, compared to a net loss of $11,261 for the three months ended June 30, 1996 and net income of $50,941 for the six months ended June 30, 1996.

The Table Mesa joint venture agreement provides among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference is not cumulative.

Summarized financial information for Table Mesa at June 30, 1997, is as follows:

  Assets:
    Real and personal property net
     of accumulated depreciation             $ 5,939,264
    Other assets                                 874,532
       Total assets                                            $6,813,796
  Liabilities:
    Mortgage payable                         $ 6,919,983
    Other liabilities                            203,237
       Total liabilities                                        7,123,220

  Gross revenue                                                $1,115,733

  Net income                                                   $   99,035

NOTE 5 - DISTRIBUTIONS TO LIMITED PARTNERS

In December 1996, the Partnership declared a cash distribution to the limited partners in the amount of $279,548 ($7.50 per limited partnership interest).
The distribution was accrued at December 1996 and paid in March 1997. In April 1997, the Partnership paid $3,537 for withholding taxes on behalf of the limited partners.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership owns and operates two investment properties: Wendover Business Park - Phase II ("Wendover"), a 80,410 square foot office and warehouse complex located in Greensboro, North Carolina, and Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The Partnership also owns a joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado. The following table sets forth the average occupancy of the investment properties for the six months ended June 30, 1997 and 1996:

                                                      Average
                                                     Occupancy
   Property                                     1997          1996
   Wendover Business Park Phase II               97%           90%
   Presidential House                            95%           97%

The General Partner attributes the increase in occupancy at Wendover to the growing local economy, as the property was able to add a new tenant and an existing tenant expanded its leased space.

For the six months ended June 30, 1997, the Partnership realized net income of $787,406 compared to net income of $37,390 for the corresponding period of 1996. For the three months ended June 30, 1997 and 1996, the Partnership realized net losses of $18,166 and $16,669, respectively. The increase in net income for the six month period is primarily due to the gain recognized on the sale of the Sheraton Poste Inn Hotel in Cherry Hill, New Jersey, in which the Partnership had a subordinated interest. The Partnership did not receive any proceeds due to the senior position of one of the partners. However, the Partnership was relieved of certain recourse liabilities, and recognized a gain of $812,291 during the first six months of 1997. Partially offsetting the gain on the sale of Sheraton Poste during the six months ended June 30, 1997, was a decrease in equity in income of joint venture resulting from unbilled 1995 tenant taxes being billed and recorded as income in 1996 for Table Mesa.

The General Partner has authorized a roof and parking lot repair program at the Wendover II property to be performed during the current fiscal year at an estimated cost of $37,000. During the six months ended June 30, 1997, approximately $10,000 in costs was spent on this project. There were no other major repair and maintenance expenditures during the six month periods ended June 30, 1997, or 1996.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environments of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of $505,581 versus $560,096 at June 30, 1996. Net cash used in investing activities increased due to an increase in spending for property improvements and replacements. Net cash provided by operating activities and used in financing activities at June 30, 1997 and 1996, remained relatively stable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of both investment properties amounts to $4,651,017 and requires monthly principal and interest payments and requires balloon payments on or before February 1, 2001, at which time the properties will either be refinanced or sold. Currently, the Table Mesa Joint Venture is discussing the refinancing, or extension of maturity, of its existing first mortgage which matures in early 1998. Future cash distributions will depend on levels of cash generated from operations, property sales, and the availability of cash reserves.
Distributions of $283,085 or $7.59 per limited partner unit were made to the limited partners during the six months ended June 30, 1997. Distributions of $282,909 or $7.59 per limited partner unit were made to the limited partners during the six months ended June 30, 1996.

                         PART II - OTHER INFORMATION




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


       a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K: A Form 8-K dated June 24, 1997, was filed reporting the change in control of the Registrant.


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                    By:  DBL Properties Corporation
                         Its General Partner



                    By:  /s/ William H. Jarrard, Jr.
                         William H. Jarrard, Jr.
                         President and Director


                    Date:  August 12, 1997