Form 10QSB
period 1997-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1997-11-12
CIK 725646

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                         UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                                BALANCE SHEET
                                 (Unaudited)

                              September 30, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                                 $   505,462
    Restricted--tenant security deposits                              90,411
  Accounts receivable                                                 32,332
  Escrow and other deposits                                          184,083
  Prepaid expenses                                                    24,860
  Deferred charges                                                   120,426
  Deferred rent receivable                                             9,116
  Investment in joint venture                                        675,853
  Investment properties:
    Land                                         $  1,578,313
    Buildings and improvements                     10,139,268
                                                   11,717,581
    Less accumulated depreciation                  (7,409,901)      4,307,680

                                                                 $  5,950,223

Liabilities and Partners' Equity

Liabilities
  Accounts payable                                               $      2,730
  Accrued liabilities:
    Interest                                     $     30,909
    Property taxes                                    151,978
    Professional fees                                  34,800
    Other                                              12,582         230,269
  Deposits payable                                                     99,540
  Mortgage notes payable                                            4,615,720
                 Total liabilities                                  4,948,259

Partners' Equity
  General partner's                                     6,656
  Limited partners' (37,273 units issued
    and outstanding)                                  995,308       1,001,964

                                                                 $  5,950,223

                       See Notes to Financial Statements


b)                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                      Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
                                      1997         1996          1997          1996
Revenues:
  Rental operations                 $ 455,252    $ 446,906   $1,360,042    $1,342,610
  Other income                         19,080       14,456       56,504        43,561
  Gain on disposition of
  investment in joint venture
    (Note 4)                               --           --      812,291            --
       Total revenues                 474,332      461,362    2,228,837     1,386,171

Expenses:
  Rental operations                   246,723      217,530      717,957       668,426
  General and administrative           19,315       23,019       77,943        75,082
  Interest expense                     90,904       94,699      276,949       286,002
  Depreciation and amortization       129,334      123,876      379,555       367,974
       Total expenses                 486,276      459,124    1,452,404     1,397,484

Equity in net (loss) income of
  joint venture (Note 4)               (8,927)     (35,342)      (9,898)       15,599

Net (loss) income                   $ (20,871)   $ (33,104)  $  766,535    $    4,286

Net (loss) income allocated to
  general partner                   $    (209)   $    (331)  $  107,536    $       43
Net (loss) income allocated to
  limited partners                    (20,662)     (32,773)     658,999         4,243
                                    $ (20,871)   $ (33,104)  $  766,535    $    4,286
Net (loss) income per limited
  partnership interest (based
  on 37,273 units outstanding)      $    (.55)   $    (.88)  $    17.68    $      .11

                       See Notes to Financial Statements

c)                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                  STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                     (Unaudited)

                                      Limited
                                    Partnership   General      Limited
                                       Units      Partner's    Partners'       Total
Original capital contributions     $  37,273    $   1,000    $18,636,500    $18,637,500

Partners' (deficit) equity
  at December 31, 1996                37,273    $(100,880)   $   339,846    $   238,966

Distributions to limited partners         --           --         (3,537)        (3,537)

Net income for the nine months
  ended September 30, 1997                --      107,536        658,999        766,535

Partners' equity at
  September 30, 1997                  37,273    $   6,656    $   995,308    $ 1,001,964

                       See Notes to Financial Statements

d)                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                              1997           1996
Cash flows from operating activities:
  Net income                                              $  766,535     $   4,286
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                            379,555       367,974
    Equity in net loss (income) of joint venture               9,898       (15,599)
    Gain on disposition of investment in joint venture      (812,291)           --
    Change in accounts:
     Restricted cash                                         (24,488)      (14,645)
     Accounts receivable                                      17,878         9,011
     Escrow and other deposits                              (126,897)     (130,616)
     Prepaid expenses                                        (10,248)      (11,263)
     Deferred charges                                        (15,274)       (1,948)
     Deferred rent receivable                                 (1,916)        1,262
     Accounts payable                                        (13,284)        5,883
     Accrued interest                                         (1,148)           --
     Accrued property taxes                                  151,978       155,799
     Accrued professional fees                                (9,700)       (9,700)
     Accrued other                                            (6,485)       (2,602)
     Deposits payable                                         (2,041)         (118)

         Net cash provided by operating
            activities                                       302,072       357,724

Cash flows from investing activities:
  Property improvements and replacements                     (84,516)      (56,426)

         Net cash used in investing activities               (84,516)      (56,426)

Cash flows from financing activities:
  Payments of mortgage notes payable                        (103,951)      (96,046)
  Distributions paid to limited partners                    (283,085)     (282,909)

         Net cash used in financing activities              (387,036)     (378,955)

Net decrease in unrestricted cash and cash
   equivalents                                              (169,480)      (77,657)

Unrestricted cash and cash equivalents at beginning
  of period                                                  674,942       706,288

Unrestricted cash and cash equivalents at end of period   $  505,462     $ 628,631

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  278,097     $ 286,002

                       See Notes to Financial Statements

e)                    DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                 NOTES TO FINANCIAL STATEMENTS
                                         (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE 2 - BASIS OF ACCOUNTING

Effective December 31, 1996, the Partnership began accounting for its 50% investment in Table Mesa on the equity method. The Partnership had previously accounted for its 50% share in the assets, liabilities, revenues and expenses on a pro rata basis. The statements of operations for the three and nine months ended September 30, 1996, and cash flows as of September 30, 1996, have been restated to present the Partnership's 50% investment in Table Mesa on the equity method. There was no change in the Partnership's net income and partners' equity for the nine months ended September 30, 1996, however, the balance of cash and cash equivalents at September 30, 1996, was reduced by $209,110 and cash paid for interest for the nine months ended September 30, 1996, was reduced by $286,027 as the result of this restatement.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

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

The following transactions with The Wynnewood Company and its affiliates prior to June 24, 1997, and with affiliates of Insignia subsequent to June 24, 1997, were incurred during the nine month periods ended September 30, 1997 and 1996.

                                                      For the Nine Months Ended
                                                             September 30,
                                                           1997         1996
Property management fees (included in operating
  expense)                                               $59,109       $53,576
Reimbursement for services of affiliates (included in
  general and administrative expense)                      9,501            --

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

For the period from January 1, 1996 to August 31, 1997, the Partnership insured Presidential House under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner, acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payments on theses obligations from the agent.
The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

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

Under the terms of SPA's joint venture agreement, cash from operations and capital transactions, as defined, are allocated 50% to Almanzil, 33.3% to the Partnership and 16.7% to Coreal, after Almanzil receives an amount equal to an annual 20% preferred cumulative return on its outstanding capital and a return of its original investment of $1,953,970. Losses from operations of SPA are allocated 66.7% to the Partnership and 33.3% to Coreal. At December 31, 1996, the Partnership's accountability to the SPA joint venture, representing management's estimate of the Partnership's share of recourse liabilities of SPA, amounted to $812,291. Losses of SPA have been limited to the Partnership's share of recourse liabilities of SPA. As a result, no losses were recognized for the periods ended September 30, 1997 and 1996.

On March 19, 1997, SPA sold the Hotel for $6,300,000 to CapStar Management Company, L.P. ("CapStar"), the Hotel's management company. In addition, under the sale agreement CapStar was entitled to collect and retain all accrued receivables and shall assume all outstanding payables, as defined, with respect to the Hotel as of December 31, 1996.

The proceeds from the sale of the Hotel were used first to satisfy the $3,963,777 mortgage payable on the Hotel and the balance was paid to Almanzil in accordance with the terms of the joint venture agreement. As the result of the sale, the Partnership recognized a gain on disposition of investment in joint venture of $812,291 in its statement of operations for the nine months ended September 30, 1997.

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to net losses of $8,927 and $9,898 for the three and nine months ended September 30, 1997, respectively, compared to a net loss of $35,342 and net income of $15,599 for the three and nine months ended September 30, 1996, respectively.

The Table Mesa joint venture agreement provides among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference is not cumulative.

Summarized financial information for Table Mesa at September 30, 1997, is as follows:

  Assets:
    Real and personal property net
     of accumulated depreciation             $ 5,814,469
    Other assets                               1,054,881
       Total assets                                            $6,869,350
  Liabilities:
    Mortgage payable                         $ 6,868,523
    Other liabilities                            277,346
       Total liabilities                                       $7,145,869
  Gross revenue                                                $1,661,828
  Net income                                                   $  131,939


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership owns and operates two investment properties: Wendover Business Park - Phase II ("Wendover"), a 80,410 square foot office and warehouse complex located in Greensboro, North Carolina, and Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The Partnership also owns a joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado. The following table sets forth the average occupancy of the investment properties for the nine months ended September 30, 1997 and 1996:

                                                            Average
                                                           Occupancy
   Property                                           1997            1996

   Wendover Business Park Phase II                     98%             90%
   Presidential House                                  95%             97%

The General Partner attributes the increase in occupancy at Wendover to the growing local economy, as the property was able to add a new tenant and an existing tenant expanded its leased space.

For the nine months ended September 30, 1997, the Partnership realized net income of $766,535 compared to net income of $4,286 for the nine months ended September 30, 1996. For the three months ended September 30, 1997, the Partnership realized a net loss of $20,871, compared to a net loss of $33,104 for the three months ended September 30, 1996. The increase in net income for the nine month period is primarily due to the gain recognized on the sale of the Sheraton Poste Inn Hotel in Cherry Hill, New Jersey, in which the Partnership had a subordinated interest. The Partnership did not receive any proceeds due to the senior position of one of the partners. However, the Partnership recognized a gain on disposition of investment in joint venture of $812,291 during the first nine months of 1997. The decrease in net loss for the three months ended September 30, 1997, compared to the corresponding period in 1996, was primarily attributable to the decrease in the Partnership's share of equity in loss of joint venture, primarily due to a decrease in rental income at Table Mesa. These changes were partially offset by increases in operating expenses for both the three and nine months ended September 30, 1997, primarily due to increased maintenance expenses at Wendover along with an increase in property expenses at Presidential. The increase in maintenance expenses at Wendover is primarily attributable to parking lot repairs. The increase in property expenses at Presidential is primarily attributable to increases in salary expense for property personnel and an increase in costs related to credit collections and evictions.

The General Partner has authorized a roof and parking lot repair program at Wendover to be performed during the current fiscal year at an estimated cost of $37,000. During the nine months ended September 30, 1997, approximately $21,000 was spent on this project. There were no other major repair and maintenance expenditures during the nine month periods ended September 30, 1997, or 1996.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At September 30, 1997, the Partnership had unrestricted cash and cash equivalents of $505,462 versus $628,631 at September 30, 1996. Net cash provided by operating activities decreased due to an increase in lease commissions and the change in accounts payable related to the timing of payments. Net cash used in investing activities increased due to an increase in spending for property improvements and replacements. Net cash used in financing activities remained relatively stable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of $4,615,720 requires monthly principal and interest payments and requires balloon payments on or before February 1, 2001, at which time the properties will either be refinanced or sold. Currently, the Table Mesa Joint Venture is discussing the refinancing, or extension of maturity, of its existing first mortgage which matures in early 1998. Future cash distributions will depend on levels of cash generated from operations, property sales, and the availability of cash reserves. Distributions of $283,085 or $7.59 per limited partner unit were made to the limited partners during the nine months ended September 30, 1997. Distributions of $282,909 or $7.59 per limited partner unit were made to the limited partners during the nine months ended September 30, 1996.


                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended September 30, 1997.


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



                    DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                    By:   DBL Properties Corporation
                          Its General Partner

                    By:   /s/William H. Jarrard, Jr.
                          William H. Jarrard, Jr.
                          President and Director

                    Date: November 12, 1997