Form 10KSB
period 1997-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1998-03-25
CIK 725646

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                                   SECTION 13 OR 15(D)

                                      FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                      For the fiscal year ended December 31, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                      For the transition period from_______to_______

                             Commission file number 2-85829

                    DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                     (Name of small business issuer in its charter)

              New York                                         13-3202289
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

      One Insignia Financial Plaza
       Greenville, South Carolina                                  29602
(Address of principal executive offices)                         (Zip Code)

                       Issuer's telephone number (864) 239-1000

              Securities registered under Section 12(b) of the Exchange Act:

                                      None

               Securities registered under Section 12(g) of the Exchange Act:

                               Limited Partnership Units
                                   (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $2,725,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                     DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the Prospectus of Registrant dated December 30, 1983 (included in Registration Statement, No. 2-85829, of Registrant) are incorporated by reference into Parts I and III.


                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or the "Registrant") was organized in 1983 as a New York limited partnership pursuant to the Partnership Law of the state of New York. The general partner of the Partnership is DBL Properties Corporation ("DBL" or "General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") (see "Change in Control" below). The Partnership is engaged in the business of acquiring, operating and holding real properties for investment. The partnership acquired interests in five properties during 1984 and 1985 and it continues to own and operate two of those, Wendover Business Park-Phase II and Presidential House, and it continues to hold a 50% joint venture interest in Table Mesa. On March 19, 1997, SP Associates ("SPA"), a joint venture in which the Partnership had a two-thirds interest, sold the Sheraton Poste Inn ("Hotel") for $6,300,000 to CapStar Management Company, L.P. ("CapStar"), the Hotel's management company.
In addition, under the sale agreement, CapStar was entitled to collect and retain all secured receivables and assumed all outstanding payables, as defined, with respect to the Hotel. The proceeds from the sale of the Hotel were used first to satisfy the mortgage payable of approximately $3,964,000 on the Hotel and the balance was paid to Almanzil, Inc. ("Almanzil"), the managing partner of SPA, in accordance with the terms of the joint venture agreement. As the result of the sale, the Partnership recognized a gain on disposition of investment in joint venture of approximately $812,000 in its statement of operations for the year ended December 31, 1997.

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

The Partnership's Registration Statement was filed pursuant to the Securities Act of 1933 (No. 2-85829). The Partnership marketed its securities pursuant to its Prospectus dated December 30, 1983 (the "Prospectus"), and thereafter supplemented. This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424 (b) of the Securities Act of 1933.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation".

The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. Affiliates of Insignia provide day-to-day management services for the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. The Partnership's properties are located in major urban areas and, accordingly, compete for rentals not only with similar properties in immediate area but with several similar properties throughout the urban area, including properties owned and/or managed by affiliates of the Partnership. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

There have been, and it is possible there may be other, Federal, state, and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Changes in Control

On June 24, 1997, Insignia, a Delaware corporation, and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.
On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 2.     DESCRIPTION OF PROPERTIES.

The following table sets forth the Partnership's investments in properties:

                               Date of
Property                       Purchase   Type of Ownership         Use
Wendover Business Park         4/1/84   Fee ownership subject  Office/Warehouse-
  Phase II                              to first mortgage      80,410 sq.ft.
  Greensboro, NC
Presidential House Apartments 10/22/84  Fee ownership subject  Apartments-
  North Miami Beach, FL                 to first mortgage      203 units


SCHEDULE OF PROPERTIES (IN THOUSANDS):


                       Gross
                     Carrying    Accumulated                      Federal
Property               Value    Depreciation    Rate     Method  Tax Basis

Wendover II          $  4,268    $ 2,282      3-25 yrs      SL     $  735
Presidential House      7,465      5,237     5-31.5 yrs     SL      2,133

                     $ 11,733    $ 7,519                           $2,868
See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                    Principal                                   Principal
                    Balance At   Stated                          Balance
                   December 31, Interest    Period    Maturity    Due At
Property               1997       Rate    Amortized     Date     Maturity

Wendover II         $ 1,224      7.75%     20 years    2/1/01    $ 1,091
Presidential House    3,356      8.00%     20 years    8/1/00      3,047

     Total          $ 4,580

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if prepaid prior to maturity.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                   Average Annual               Average
                                    Rental Rates               Occupancy
Property                         1997          1996          1997       1996

Wendover II                 $6.19/sq.ft.    $6.32/sq.ft.      98%       91%
Presidential House          $6,920/unit     $6,713/unit       95%       97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential property's lease terms are for one year or less. No residential or commercial tenant leases 10% or more of the available rental space.

The General Partner attributes the increase in occupancy at Wendover to the addition of one tenant and the expansions of two current tenants into previously vacant spaces. In addition the decrease in the average annual rental rate at Wendover is the result of renting spaces at below market rates to stimulate occupancy.

The following is a schedule of the commercial lease expirations for the years 1998-2007:


                    Number of                                    % of Gross
   Wendover II     Expirations   Square Feet    Annual Rent      Annual Rent
                                              (in thousands)
      1998              8         24,390         $ 167             32.3%
      1999              5         20,847           124             23.9%
      2000              5         22,033           149             28.7%
      2001             --             --            --               --
      2002              3         13,140            78             15.1%
    2003-2007          --             --            --               --

Real estate taxes (in thousands) and rates in 1997 for each property were as follows:

                                              1997           1997
                                             Billing         Rate
Wendover II                                   $ 50           1.26%
Presidential House                             144           2.29%

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not routine in nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                      PART II


ITEM 5.    MARKET FOR THE PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1997, the Partnership included approximately 1,701 limited partners, holding a total of 37,273 Interests. No public trading market has developed for the Interests and it is not anticipated that such a market will develop in the future.

Cash distributions were made quarterly from April 1985 until October 1987 and then were suspended until the December 1989 distribution of $5.00 per Interest. In December 1995, the General Partner approved a cash distribution to the Limited Partners in the amount of approximately $280,000 ($7.50 per limited partner unit) which was paid in February 1996. In December 1996, the Partnership declared a cash distribution to the limited partners in the amount of approximately $280,000 ($7.50 per limited partnership interest). The distribution was accrued at December 1996 and paid in March 1997.

In February 1998, the Partnership declared and paid a distribution to the limited partners of approximately $140,000.

As of December 31, 1997, the remaining unpaid preferred return arrearage totaled approximately $14,543,000 or $390.18 per interest. Reference is made to "Item
6. Management's Discussion and Analysis or Plan of Operation" for a description of liquidity and capital resources.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the year ended December 31, 1997, of approximately $724,000 versus a net loss of approximately $89,000 for the year ended December 31, 1996. The increase in net income is primarily attributable to the gain recognized on the sale of the Sheraton Poste Inn Hotel in Cherry Hill, New Jersey, in which the Partnership had a subordinated interest. The Partnership did not receive any proceeds due to the senior position of one of the partners. As a result of the sale, the Partnership recognized a gain on disposition of investment in joint venture of $812,000 during the year ended December 31, 1997. Also contributing to the increase in net income was an increase in rental income due to an increase in occupancy at Wendover II and an increase in rental rate at Presidential House. Offsetting the increase in rental income was an increase in operating expenses. The increase in operating expenses is attributable to the increase in both property and maintenance expenses. During the year ended December 31, 1997, the Partnership spent approximately $76,000 for major repairs and maintenance compared to approximately $34,000 for the comparable period in 1996. Included in 1997 expenditures were parking lot and exterior building repairs at Wendover. The 1996 expenditures consisted primarily of exterior building repairs at Presidential House. In addition, the increase in operating expenses is partially attributable to an increase in personnel costs at Presidential House.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $578,000 compared to approximately $675,000 at December 31, 1996. The net decrease in cash and cash equivalents for the year ended December 31, 1997, was approximately $97,000, compared to a net decrease of approximately $31,000, for the comparable period in 1996. Net cash from operations decreased primarily due to an increase in payments for lease commissions at Wendover II as a result of several new tenants being added in 1997. Net cash used in investing activities increased due to an increase in property improvements and replacements expenditures. Net cash used in financing activities increased as a result of an increase in payments on mortgage notes payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,580,000 requires monthly principal and interest payments and balloon payments on or before February 1, 2001, at which time the properties will either be refinanced or sold. In addition to the Partnership's debt, the mortgage encumbering Table Mesa is currently being negotiated. The refinancing is expected to close during the second quarter of 1998. Distributions of approximately $283,000 were paid to the limited partners during the years ended December 31, 1997 and 1996. In February 1998, the Partnership declared and paid a distribution to the limited partners of approximately $140,000.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7. FINANCIAL STATEMENTS.

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

LIST OF FINANCIAL STATEMENTS

  Independent Auditor's Report

  Balance Sheet - December 31, 1997

  Statements of Operations - Years ended December 31, 1997 and 1996

  Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

  Statements of Cash Flows - Years ended December 31, 1997 and 1996

  Notes to Financial Statements



                         Independent Auditor's Report



To the Partners
Drexel Burnham Lambert Real Estate Associates II

We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates II (a limited partnership) as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates II (a limited partnership) at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                    /s/Pannell Kerr Forster PC



New York, NY
February 6, 1998



                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                 BALANCE SHEET

                               December 31, 1997
                        (in thousands, except unit data)





Assets
 Cash and cash equivalents                                  $   578
 Receivables and deposits                                       185
 Other assets                                                   144
 Investment in joint venture (Note C)                           634
 Investment properties (Notes A and H):
     Land                                        $ 1,578
     Buildings and related personal property      10,155
                                                  11,733
     Less accumulated depreciation                (7,519)     4,214
                                                            $ 5,755

Liabilities and Partners' Capital

Liabilities
 Accounts payable                                           $    23
 Tenant security deposits payable                               103
 Other liabilities                                               90
 Mortgage notes payable (Note D)                              4,580

Partners' Capital
 General partner's                               $     6

 Limited partners' (37,273 units issued
     and outstanding)                                953        959
                                                            $ 5,755

                 See Accompanying Notes to Financial Statements


                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                               Years Ended
                                                               December 31,
                                                              1997       1996
Revenues:
  Rental income                                              $ 1,841    $ 1,789
  Other income                                                    72         60
  Gain on disposition of investment in joint venture (Note C)    812         --
       Total revenues                                          2,725      1,849

Expenses:
  Operating                                                      800        714
  General and administrative                                      97        100
  Depreciation                                                   456        450
  Interest                                                       399        411
  Property taxes                                                 197        193
     Total expenses                                            1,949      1,868

Equity in net loss of joint venture                              (52)       (70)

Net income (loss)                                            $   724    $   (89)

Net income (loss) allocated to general partner               $   107    $    (1)

Net income (loss) allocated to limited partners                  617        (88)
                                                             $   724    $   (89)

Net income (loss) per limited partnership unit               $ 16.55    $ (2.36)

Distributions per limited partnership unit                   $   .11    $  7.59

                 See Accompanying Notes to Financial Statements


                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)




                                   Limited
                                 Partnership    General     Limited
                                    Units      Partner's   Partners'   Total

Original capital contributions     37,273       $      1   $ 18,637   $18,638

Partners' (deficit) capital at
December 31, 1995                  37,273       $   (100)  $    711   $   611

Distributions to partners              --             --       (283)     (283)

Net loss for the year
ended December 31,1996                 --             (1)       (88)      (89)

Partners' (deficit) capital at
December 31, 1996                  37,273           (101)       340       239

Distributions to partners              --             --         (4)       (4)

Net income for the year
ended December 31, 1997                --            107        617       724

Partners' capital at
December 31, 1997                  37,273       $      6   $    953   $   959

                 See Accompanying Notes to Financial Statements


                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                               Years Ended
                                                               December 31,
                                                             1997        1996
Cash flows from operating activities:
  Net income (loss)                                        $  724      $  (89)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                             456         450
     Amortization of loan costs and lease
       commissions                                             44          46
     Equity in net loss of joint venture                       52          70
     Gain on disposition of investment in joint venture      (812)         --
     Change in accounts:
       Receivables and deposits                               (17)         (3)
       Other assets                                           (23)         (2)
       Accounts payable                                         7           4
       Tenant security deposits payable                         1          (2)
       Other liabilities                                       (6)        (17)

          Net cash provided by operating activities           426         457

  Cash flows used in investing activities:
    Property improvements and replacements                   (100)        (76)

  Cash flows from financing activities:
    Payments on mortgage notes payable                       (140)       (129)

  Distributions paid to partners                             (283)       (283)

          Net cash used in financing activities              (423)       (412)

Net decrease in cash and cash equivalents                     (97)        (31)

Cash and cash equivalents at beginning of year                675         706

Cash and cash equivalents at end of year                   $  578      $  675

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  369      $  380

               See Accompanying Notes to Financial Statements


                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                         Notes to Financial Statements

                               December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Drexel Burnham Lambert Real Estate Associates II ("Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated November 2, 1983. The general partner of the Partnership is DBL Properties Corporation ("DBL" or the "General Partner"). Effective June 24, 1997, IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), purchased all of the issued and outstanding stock of DBL.

As of December 31, 1997, the Partnership owns and operates Wendover Business Park - Phase II ("Wendover") an office and warehouse complex located in Greensboro, North Carolina and Presidential House at Sky Lake ("Presidential") a residential apartment complex located in North Miami Beach, Florida. The Partnership also owns a 50% joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado.

Investment in Joint Venture:

Effective December 31, 1996, the Partnership began accounting for its 50% investment in Table Mesa on the equity method. The Partnership had previously accounted for its 50% share in the assets, liabilities, revenues and expenses on a pro rata basis. In accordance with the equity method of accounting, the Partnership's original investment in Table Mesa is increased by advances to

Table Mesa and by the Partnership's share of the earnings of Table Mesa. The investment is decreased by distributions from Table Mesa and by the Partnership's share of losses of Table Mesa.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 31.5 years for buildings and improvements and three to seven
years for furnishings.   Tenant improvements are depreciated using the straight-
line method over the tenant's lease term.

Other assets:

Included in other assets are loan costs and lease commissions. Loan costs are capitalized and are amortized on a straight-line basis as interest expense over the life of the loans. At December 31, 1997, unamortized loan costs of approximately $86,000 are included in other assets. Lease commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expenses. At December 31, 1997, unamortized leasing commissions totaled approximately $27,000 and are included in other assets.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on these leases.

The Partnership leases commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the leases. For all other commercial leases, rents are recognized over the terms of the leases as earned.

Advertising Costs:

Advertising costs of approximately $14,000 in 1997, and $11,000 in 1996, were charged to expense as incurred and are included in operating expenses.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On June 24, 1997, Insignia, a Delaware corporation, and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation (collectively the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

Upon the Closing, the former officers and directors of DBL resigned and Insignia caused new officers and directors of this entity to be elected.

The following transactions with The Wynnewood Company prior to June 24, 1997, and with affiliates of Insignia subsequent to June 24, 1997, were incurred during the years ended December 31, 1997 and 1996 (in thousands):

                                                           1997       1996
Property management fees (included in operating
  expenses)                                                 $64        $34
Reimbursement for services of affiliates (included in
  general and administrative expenses)                       19         --

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

In addition, the operations of Table Mesa include management fees paid to affiliates of Table Mesa which totaled approximately $74,000 in 1997 and 1996. In addition, leasing commissions paid to affiliates of Table Mesa amounted to approximately $110,000 and $29,000 in 1997 and 1996, respectively.

For the period from January 1, 1996 to August 31, 1997, the Partnership insured Presidential House under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner, acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payments on these obligations from the agent.
The amount of the Partnership's insurance premiums to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE C - INVESTMENT IN JOINT VENTURE

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

Under the terms of SPA's joint venture agreement, cash from operations and capital transactions, as defined, are allocated 50% to Almanzil, 33.3% to the Partnership and 16.7% to Coreal, after Almanzil receives an amount equal to an annual 20% preferred cumulative return on its outstanding capital and a return of its original investment of approximately $1,954,000. Losses from operations of SPA are allocated 66.7% to the Partnership and 33.3% to Coreal. At December 31, 1996, the Partnership's accountability to the SPA joint venture, representing management's estimate of the Partnership's share of recourse liabilities of SPA, amounted to approximately $812,000. Losses of SPA were limited to the Partnership's share of recourse liabilities of SPA and for the year ended December 31, 1996, no additional losses were recorded.

The Partnership's share of unrecognized losses for the year ended December 31, 1996, totaled approximately $182,000.

On March 19, 1997, SPA sold the Hotel for $6,300,000 to CapStar Management Company, L.P. ("CapStar"), the Hotel's management company. In addition, under the sale agreement Capstar was entitled to collect and retain all accrued receivables and assumed all outstanding payables, as defined, with respect to the Hotel. The proceeds from the sale of the Hotel were used first to satisfy the mortgage payable of approximately $3,964,000 on the Hotel and the balance was paid to Almanzil in accordance with the terms of the joint venture agreement. As the result of the sale, the Partnership recognized a gain on disposition of investment in joint venture of approximately $812,000 in its statement of operations for the year ended December 31, 1997.

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to losses of approximately $52,000 and $70,000 for the years ended December 31, 1997 and 1996, respectively.

The Table Mesa joint venture agreement provides among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of

$252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. This annual preference is not cumulative.

Summarized financial information for Table Mesa at December 31, 1997, is as follows (in thousands):

  Assets:
    Real and personal property net
     of accumulated depreciation             $ 5,940
    Other assets                                 981
       Total assets                                            $6,921
  Liabilities:
    Mortgage payable                         $ 6,816
    Other liabilities                            516
       Total liabilities                                       $7,332
  Gross revenue                                                $2,172

  Net income                                                   $   98


NOTE D - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (in thousands):


                        Principal      Monthly                       Principal
                        Balance At     Payment                       Balance
                       December 31,   Including   Interest Maturity   Due At
Property                  1997        Interest      Rate     Date    Maturity

Wendover II             $ 1,224        $   11      7.75%    2/1/01   $  1,091
Presidential House        3,356            31      8.00%    8/1/00      3,047
                        $ 4,580        $   42

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. The mortgage notes include prepayment penalties if repaid prior to maturity.


Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):

               1998                $   152
               1999                    164
               2000                  3,169
               2001                  1,095
               Total               $ 4,580

NOTE E- PARTNERS' CAPITAL

Pursuant to a public offering, 37,273 units were sold at $500 per interest. The calculation of net income (loss) per limited partner interest is based on 37,273 interests outstanding.

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

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 1997, the unpaid preferred return arrearage totaled approximately $14,543,000.

NOTE F - OPERATING LEASES

The Partnership leases office, warehouse and retail space to tenants of Wendover Business Park Phase II under operating lease agreements which expire on various dates through 2002. Future minimum rental income, excluding escalation charges, under these leases as of December 31, 1997, are as follows (in thousands):

       1998        $  460
       1999           305
       2000           191
       2001            83
       2002            39
       Total       $1,078

NOTE G - INCOME TAXES

A reconciliation of the net income (loss) per the financial statements to the net taxable income (loss) to partners is as follows (in thousands, except unit data):

                                                                 Years Ended
                                                                 December 31,
                                                                1997      1996
Net income (loss) as reported                                  $  724   $  (89)
Preferred returns not recognized as income for
 tax purposes                                                               --
Depreciation and amortization differences                         (25)     (46)
Amount of tax loss under (over) book loss of equity investees     927      (52)
Prepaid rent                                                       14      (16)
Federal taxable net income (loss)                              $1,612   $ (203)
Federal taxable income (loss) per limited partnership
  unit                                                         $42.82   $(5.39)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                      1997

Net assets as reported                             $   959
 Investment property at cost, net                   (1,228)
 Other assets and liabilities                          (12)
 Investment in JV                                      353

Net assets - tax basis                             $    72


NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)


                                       Initial Cost
                                      To Partnership
                                                          Net Cost
                                            Buildings     (Written
                                           and Related     Down)
                                             Personal  Subsequent to
    Description     Encumbrances   Land      Property   Acquisition

Presidential House   $  3,356      $1,510   $ 6,037       $   (82)
Wendover II             1,224         359     4,547          (638)

Total                $  4,580      $1,869   $10,584       $  (720)



                             Gross Amount at Which Carried
                                  At December 31, 1997
                              Buildings             Accumu-    Year     Date    Deprec-
                             And Related             lated      of       of      iable
                               Personal             Deprec-  Construc-  Acqui-   Life-
    Description       Land     Property    Total    iation     tion    sition    Years
Presidential House $  1,287    $  6,178  $  7,465   $ 5,237  1967/1974 10/84  5-31.5 yrs.
Wendover II             291       3,977     4,268     2,282    1982     4/84  3-25 yrs.

Total               $ 1,578    $ 10,155  $ 11,733   $ 7,519

Reconciliation of Investment Properties and Accumulated Depreciation:

                                            Years Ended December 31,
                                               1997          1996
Investment Properties

Balance at beginning of year              $   11,633    $   11,557
  Property improvements                          100            76
Balance at end of year                    $   11,733    $   11,633

Accumulated Depreciation

Balance at beginning of year              $    7,063    $    6,613
  Additions charged to expense                   456           450
Balance at end of year                    $    7,519    $    7,063

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $11,258,000 and $11,158,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $8,272,000 and $7,783,000, respectively.

NOTE I - DISTRIBUTIONS

In December 1995, the General Partner approved a cash distribution to the limited partners in the amount of approximately $280,000 ($7.50 per limited partner unit) which was paid in February 1996. In April 1996, the Partnership paid approximately $3,000 for withholding taxes on behalf of the limited partners. This payment is reflected as a distribution to the limited partners.

In December 1996, the Partnership declared a cash distribution to the limited partners in the amount of approximately $280,000 ($7.50 per limited partnership unit). The distribution was accrued at December 1996 and paid in March 1997. In April 1997, the Partnership paid approximately $4,000 for withholding taxes on behalf of the limited partners. This payment is reflected as a distribution to the limited partners.

In February 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of approximately $140,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Pannell Kerr Forster PC regarding the 1997 and 1996 audits of the Partnership's financial statements.



                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership does not have any officers or directors. Management and administrative services are performed by DBL Properties Corporation ("DBL" or the "General Partner") and its affiliates. The General Partner has general responsibility and authority in all matters affecting the business of the Partnership.

On June 24, 1997, Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), and IFGP Corporation, a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL. Upon the Closing, the former officers and directors of DBL resigned and Insignia caused new officers to be elected.

The names of the directors and executive officers of DBL as of January 29, 1998, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

      Name                                     Age       Position

      William H. Jarrard, Jr.                   51       President and Director

      Ronald Uretta                             41       Vice President and
                                                           Treasurer

      Martha L. Long                            38       Controller

      Daniel M. LeBey                           32       Vice President and
                                                           Secretary

      Kelley M. Buechler                        40       Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the General Partner since June 24, 1997. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), an affiliate of the General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the General Partner since June 24, 1997, and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.


Martha L. Long has been Controller of the General Partner since June 24, 1997, and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Daniel M. LeBey has been Vice President and Secretary of the General Partner since January 29, 1998, and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since June 24, 1997, and Assistant Secretary of Insignia since 1991.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partnership is a limited partnership and has no officers or directors. The General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement.

The directors and officers of the General Partner, as a group, do not own any of the Partnership's units.

As of January 1, 1998, there is no person known to the Partnership who owns beneficially or of record more than five percent of the limited partnership units of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On June 24, 1997, Insignia, a Delaware corporation, and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation (collectively the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

Upon the Closing, the former officers and directors of DBL resigned and Insignia caused new officers and directors of this entity to be elected.

The following transactions with The Wynnewood Company prior to June 24, 1997, and with affiliates of Insignia subsequent to June 24, 1997, were incurred during the years ended December 31, 1997 and 1996 (in thousands):

                                                1997       1996
Property management fees                         $64        $34
Reimbursement for services of affiliates          19         --

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

In addition, the operations of Table Mesa include management fees paid to affiliates of Table Mesa which totaled approximately $74,000 in 1997 and 1996. In addition, leasing commissions paid to affiliates of Table Mesa amounted to approximately $110,000 and $29,000 in 1997 and 1996, respectively.

For the period from January 1, 1996 to August 31, 1997, the Partnership insured Presidential House under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner, acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  See Exhibit Index contained herein.

(b) Reports on Form 8-K filed during the fourth quarter of 1997:  None


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

                      Date: March 25, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                       Title                  Date

/s/William H. Jarrard, Jr.          President and Director  March 25, 1998
William H. Jarrard, Jr.

/s/Ronald Uretta                    Vice President and      March 25, 1998
Ronald Uretta                       Treasurer



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

    99.10 Report on Form 8-K filed July 9, 1997, regarding the change in control of the Partnership.