Form 10QSB
period 1998-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1998-05-12
CIK 725646

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to_________

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998



Assets
 Cash and cash equivalents                                        $   614
 Receivables and deposits                                             236
 Other assets                                                         134
 Investment in joint venture                                          619
 Investment properties
     Land                                           $ 1,578
     Buildings and related personal property         10,175
                                                     11,753
     Less accumulated depreciation                   (7,622)        4,131
                                                                  $ 5,734

Liabilities and Partners' Capital

Liabilities
 Accounts payable                                                 $    14
 Tenant security deposit liabilities                                  103
 Accrued property taxes                                                51
 Other liabilities                                                     64
 Mortgage notes payable                                             4,543

Partners' Capital
 General partner's                                  $     7
 Limited partners' (37,273 units issued
     and outstanding)                                   952           959
                                                                  $ 5,734


                 See Accompanying Notes to Financial Statements


b)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                         Three Months Ended
                                                              March 31,
                                                           1998       1997
Revenues:
  Rental income                                           $  481     $  441
  Other income                                                16         18
  Gain on disposition of investment in joint venture          --        812
       Total revenues                                        497      1,271

Expenses:
  Operating                                                  180        181
  General and administrative                                  10         22
  Depreciation                                               103        113
  Interest                                                    98        101
  Property taxes                                              49         50
     Total expenses                                          440        467

Income before equity in net income of joint venture           57        804

Equity in net income of joint venture                         85          2

Net income                                                $  142     $  806

Net income allocated to general partner (1%)              $    1     $    8

Net income allocated to limited partners (99%)               141        798

                                                          $  142     $  806

Net income per limited partnership unit                   $ 3.78     $21.40

Distributions per limited partnership unit                $ 3.81     $   --


                See Accompanying Notes to Financial Statements


c)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)




                                          Limited
                                        Partnership General  Limited
                                           Units    Partner  Partners  Total

Original capital contributions           37,273     $     1  $18,637  $18,638

Partners' capital at December 31, 1997   37,273     $     6  $   953  $   959

Distributions to limited partners            --          --     (142)    (142)

Net income for the three months
  ended March 31, 1998                       --           1      141      142

Partners' capital at March 31, 1998      37,273     $     7  $   952  $   959


                 See Accompanying Notes to Financial Statements


d)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Three Months Ended
                                                                   March 31,
                                                                 1998     1997
Cash flows from operating activities:
  Net income                                                    $  142   $  806
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                  103      113
     Amortization of loan costs and lease
       commissions                                                  11       11
     Equity in net income of joint venture                         (85)      (2)
     Gain on disposition of investment in joint venture             --     (812)
     Change in accounts:
       Receivables and deposits                                    (51)     (43)
       Other assets                                                 (1)       5
       Accounts payable                                             (9)      (1)
       Tenant security deposit liabilities                          --       (1)
       Accrued property taxes                                       51       51
       Other liabilities                                           (26)      (5)

          Net cash provided by operating activities                135      122

Cash flows from investing activities:
  Distribution received from joint venture                         100       --
  Property improvements and replacements                           (20)     (14)

          Net cash provided by (used in) investing activities       80      (14)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (37)     (34)
  Distributions paid to limited partners                          (142)    (280)

          Net cash used in financing activities                   (179)    (314)

Net increase (decrease) in cash and cash equivalents                36     (206)

Cash and cash equivalents at beginning of period                   578      675

Cash and cash equivalents at end of period                      $  614   $  469

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   91   $   93


                 See Accompanying Notes to Financial Statements

e)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE 2 - TRANSACTIONS WITH RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On June 24, 1997, Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation ("IFGP"), (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

Upon the Closing, the officers and directors of DBL resigned and Insignia caused new officers and directors of this entity to be elected.

The following transactions with The Wynnewood Company and its affiliates during the three month period ended March 31, 1997, and with affiliates of Insignia during the three month period ended March 31, 1998, were incurred (in thousands):

                                                             1998       1997

Property management fees (included in operating
  expense)                                                  $ 25       $ 18
Reimbursement for services of affiliates (included in
  general and administrative expense)                         14         --


Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured Presidential House under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust ("IPT"), an affiliate of Insignia, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE 3 - INVESTMENTS IN JOINT VENTURES

SP ASSOCIATES (SPA)

SPA was formed in 1984 as a joint venture to acquire the Sheraton Poste Inn ("Hotel"), a 220-room hotel located in Cherry Hill, New Jersey. The managing partner of the SPA joint venture was Almanzil, Inc. ("Almanzil"), with a 50% interest. The remaining interests were owned by the Partnership and Coreal N.V., Inc. ("Coreal"), owning 33.3% and 16.7%, respectively. Coreal is an affiliate of Almanzil.

Under the terms of SPA's joint venture agreement, cash from operations and capital transactions, as defined, were allocated 50% to Almanzil, 33.3% to the Partnership and 16.7% to Coreal, after Almanzil received an amount equal to an annual 20% preferred cumulative return on its outstanding capital and a return of its original investment of approximately $1,954,000. Losses from operations of SPA were allocated 66.7% to the Partnership and 33.3% to Coreal. At December 31, 1996, the Partnership's accountability to the SPA joint venture, representing management's estimate of the Partnership's share of recourse liabilities of SPA, amounted to approximately $812,000. Losses of SPA were limited to the Partnership's share of recourse liabilities of SPA and for the period ended March 31, 1997, no additional losses were recorded.

On March 19, 1997, SPA sold the Hotel for $6,300,000 to CapStar Management Company, L.P. ("CapStar"), the Hotel's management company. In addition, under the sale agreement CapStar was entitled to collect and retain all accrued receivables and assumed all outstanding payables, as defined, with respect to the Hotel. The proceeds from the sale of the Hotel were used first to satisfy the mortgage payable of approximately $3,964,000 on the Hotel and the balance was paid to Almanzil in accordance with the terms of the joint venture agreement. As a result of the sale, the Partnership recognized a gain on disposition of investment in joint venture of approximately $812,000 in its statement of operations for the three months ended March 31, 1997.

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to net income of approximately $85,000 and $2,000 for the three months ended March 31, 1998 and 1997, respectively.

The Table Mesa joint venture agreement provides, among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference is not cumulative.


Summarized financial information for Table Mesa at March 31, 1998, is as follows (in thousands):

  Assets:
    Real and personal property net
     of accumulated depreciation                      $ 5,810
    Other assets                                        1,241
       Total assets                                                 $7,051

  Liabilities:
    Mortgage payable                                  $ 6,798
    Other liabilities                                     443
       Total liabilities                                             7,241

  Partners' deficit                                                   (190)
      Total liabilities and partners' deficit                       $7,051

Summarized results of operations for Table Mesa for each of the three month periods ended March 31, 1998 and 1997, are as follows (in thousands):

                                           1998             1997

Total revenues                             $600              $569
Total expenses                              379               514

   Net income                              $221              $ 55


NOTE 4 - DISTRIBUTIONS TO LIMITED PARTNERS

In February 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of approximately $142,000 ($3.81 per limited partnership unit), including approximately $2,000 for withholding taxes on behalf of the limited partners.

In December 1996, the Partnership declared a cash distribution to the limited partners in the amount of approximately $280,000 ($7.50 per limited partnership unit). The distribution was accrued at December 1996 and paid in March 1997.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership owns and operates two investment properties: Wendover Business Park - Phase II ("Wendover"), a 80,410 square foot office and warehouse complex located in Greensboro, North Carolina, and Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The Partnership also owns a joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado. The following table sets forth the average occupancy of the investment properties for the three months ended March 31, 1998 and 1997:

                                                            Average
                                                           Occupancy
   Property                                           1998            1997

   Wendover Business Park Phase II                    100%             95%
   Presidential House                                  95%             93%

The General Partner attributes the increase in occupancy at Wendover to the growing local economy, as the property was able to add a new tenant and had three existing tenants expand their leased space.

Results of Operations

The Partnership realized net income of approximately $142,000 and $806,000 for the three month periods ended March 31, 1998 and 1997, respectively. The decrease in net income is primarily attributable to the gain recognized, in 1997, on the sale of the Sheraton Poste Inn Hotel in Cherry Hill, New Jersey, in which the Partnership had a subordinated interest. The Partnership did not receive any proceeds due to the senior position of one of the partners. As a result of the sale, the Partnership recognized a gain on disposition of investment in joint venture of approximately $812,000 during the three months ended March 31, 1997, due to the satisfaction of the Partnership's share of recourse liabilities of the joint venture. The Partnership realized net income from operations, excluding the gain on disposition of joint venture, of $142,000 for the three months ended March 31, 1998, compared to a net loss of approximately $6,000 for the comparable period in 1997. The increase in net income from operations is the result of increased rental revenues, decreased administrative expenses, and an increase in equity in net income of the Table Mesa joint venture. The increase in rental revenues is the result of improved occupancy at both of the Partnership's properties, as discussed above. The decline in administrative expense is the result of a decrease in the actual 1997 audit fees. The fees were lower than the original cost estimate, and the proper adjustment was made in 1998. The amount for major repairs and maintenance included in operating expense for the three months ended March 31, 1998 and 1997, was not significant.

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

Liquidity and Capital Resources

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $614,000 compared to approximately $469,000 at March 31, 1997.
The net increase in cash and cash equivalents for the three month period ended March 31, 1998, was approximately $36,000, compared to a net decrease of approximately $206,000, for the comparable period in 1997. Net cash provided by operations increased due to the increase in net income from operations, as discussed above. Net cash provided by investing activities increased due to a distribution received from the Table Mesa joint venture during the first quarter of 1998. Net cash used in financing activities decreased due to a smaller distribution made by the Partnership in the current year.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of approximately $4,543,000 requires monthly principal and interest payments and requires balloon payments in August 2000 and February 2001, at which time the properties will either be refinanced or sold. Future cash distributions will depend on levels of cash generated from operations, property sales, and the availability of cash reserves. Distributions of approximately $142,000 ($3.81 per limited partner unit) were made to the limited partners during the three months ended March 31, 1998. Distributions of approximately $280,000 ($7.50 per limited partner unit) were accrued at December 31, 1996, and paid to the limited partners during the three months ended March 31, 1997.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended March 31, 1998.


                                   SIGNATURE

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

                    Date:  May 12, 1998