Form 10QSB
period 1998-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1998-08-12
CIK 725646

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


                  For the quarterly period ended June 30, 1998


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

                  One Insignia Financial Plaza, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998





Assets
 Cash and cash equivalents                                     $   632
 Receivables and deposits                                          288
 Other assets                                                      119
 Investment in joint venture                                       591
 Investment properties:
     Land                                          $ 1,578
     Buildings and related personal property        10,217
                                                    11,795
     Less accumulated depreciation                  (7,724)      4,071
                                                               $ 5,701

Liabilities and Partners' Capital

Liabilities
 Accounts payable                                              $    16
 Tenant security deposit liabilities                                97
 Accrued property taxes                                            102
 Other liabilities                                                  64
 Mortgage notes payable                                          4,506

Partners' Capital
 General partner's                                 $     7
 Limited partners' (37,273 units issued
     and outstanding)                                  909         916
                                                               $ 5,701

                 See Accompanying Notes to Financial Statements


b)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                      1998        1997       1998       1997
Revenues:
  Rental income                    $   453      $    460  $    934    $    901
  Other income                          14            19        30          37
  Gain on disposition of
   investment in joint venture          --            --        --         812
     Total revenues                    467           479       964       1,750

Expenses:
  Operating                           202            191       382         372
  General and administrative           29             37        39          59
  Depreciation                        102            116       205         229
  Interest                             98            100       196         201
  Property taxes                        51            51       100         101
     Total expenses                    482           495       922         962

(Loss) income before equity in
  net (loss) income of
  joint venture                        (15)          (16)       42         788
Equity in net (loss) income
     of joint venture                  (28)           (3)       57          (1)
Net (loss) income                  $   (43)     $    (19) $     99    $    787

Net income allocated to
  general partner                  $    --      $     --  $      1    $    108
Net (loss) income allocated
  to limited partners                  (43)          (19)       98         679
                                   $   (43)     $    (19) $     99    $    787
Net (loss) income per limited
    partnership unit               $ (1.15)     $   (.51) $   2.63    $  18.22

Net distribution per limited
  Partnership unit                 $    --      $    .09  $   3.81    $   7.59

                See Accompanying Notes to Financial Statements

c)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)


                                         Limited
                                       Partnership  General   Limited
                                          Units     Partner   Partners    Total

Original capital contributions           37,273     $     1   $18,637   $18,638

Partners' capital at December 31, 1997   37,273     $     6   $   953   $   959

Distributions to limited partners            --          --      (142)     (142)

Net income for the six months
  ended June 30, 1998                        --           1        98        99

Partners' capital at June 30, 1998       37,273     $     7   $   909   $   916

                 See Accompanying Notes to Financial Statements

d)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                                 1998      1997
Cash flows from operating activities:
  Net income                                                   $    99   $   787
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                  205       229
     Amortization of loan costs and lease
       commissions                                                  22        21
     Equity in net (income) loss of joint venture                  (57)        1
     Gain on disposition of investment in joint venture             --      (812)
     Change in accounts:
       Receivables and deposits                                   (103)      (69)
       Other assets                                                  3       (34)
       Accounts payable                                             (7)       35
       Tenant security deposit liabilities                          (6)       --
       Accrued property taxes                                      102       101
       Other liabilities                                           (26)      (30)

          Net cash provided by operating activities                232       229

Cash flows from investing activities:
  Distribution received from joint venture                         100        --
  Property improvements and replacements                           (62)      (46)

          Net cash provided by (used in) investing activities       38       (46)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (74)      (69)
  Distributions paid to limited partners                          (142)     (283)

          Net cash used in financing activities                   (216)     (352)

Net increase (decrease) in cash and cash equivalents                54      (169)

Cash and cash equivalents at beginning of period                   578       675

Cash and cash equivalents at end of period                     $   632   $   506

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $   181   $   186

                 See Accompanying Notes to Financial Statements

e)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The following transactions with The Wynnewood Company and its affiliates during the six month period ended June 30, 1997, and with affiliates of Insignia during the six month period ended June 30, 1998, were incurred (in thousands):

                                                             1998       1997
Property management fees (included in operating
  expense)                                                    $ 48       $ 36
Reimbursement for services of affiliates (included in
  general and administrative expense)                           31         --

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured Presidential House under a master policy through an agency affiliated with the General Partner but with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust ("IPT"), an affiliate of Insignia, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

Under the terms of SPA's joint venture agreement, cash from operations and capital transactions, as defined, were allocated 50% to Almanzil, 33.3% to the Partnership and 16.7% to Coreal, after Almanzil received an amount equal to an annual 20% preferred cumulative return on its outstanding capital and a return of its original investment of approximately $1,954,000. Losses from operations of SPA were allocated 66.7% to the Partnership and 33.3% to Coreal. At December 31, 1996, the Partnership's accountability to the SPA joint venture, representing management's estimate of the Partnership's share of recourse liabilities of SPA, amounted to approximately $812,000. Losses of SPA were limited to the Partnership's share of recourse liabilities of SPA and for the period ended June 30, 1997, no additional losses were recorded.

On March 19, 1997, SPA sold the Hotel for $6,300,000 to CapStar Management Company, L.P. ("CapStar"), the Hotel's management company. In addition, under the sale agreement CapStar was entitled to collect and retain all accrued receivables and assumed all outstanding payables, as defined, with respect to the Hotel. The proceeds from the sale of the Hotel were used first to satisfy the mortgage payable of approximately $3,964,000 on the Hotel and the balance was paid to Almanzil in accordance with the terms of the joint venture agreement. As a result of the sale, the Partnership recognized a gain on disposition of investment in joint venture of approximately $812,000 in its statement of operations for the six months ended June 30, 1997.

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to net income of approximately $57,000 for the six months ended June 30, 1998. For the six months ended June 30, 1997, the Partnership realized a net loss of approximately $1,000.

The Table Mesa joint venture agreement provides, among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference is not cumulative.

Summarized financial information for Table Mesa at June 30, 1998, is as follows (in thousands):

  Assets:
    Real and personal property net
     of accumulated depreciation                       $5,714
    Other assets                                        1,206
       Total assets                                                  $6,920

  Liabilities:
    Mortgage payable                                   $6,919
    Other liabilities                                     196
       Total liabilities                                              7,115

  Partners' deficit                                                    (195)
      Total liabilities and partners' deficit                        $6,920

Summarized results of operations for Table Mesa for each of the six month periods ended June 30, 1998 and 1997, are as follows (in thousands):

                                            1998             1997

Total revenues                            $1,175            $1,116
Total expenses                               959             1,017

   Net income                             $  216            $   99


NOTE 4 - DISTRIBUTIONS TO LIMITED PARTNERS

In February 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of approximately $142,000 ($3.81 per limited partnership unit), including approximately $2,000 for withholding taxes on behalf of the limited partners.

In March 1997, the Partnership paid a cash distribution to the limited partners in the amount of approximately $280,000 ($7.52 per limited partnership unit). The distribution was accrued at December 1996. In April 1997, approximately $3,000 for withholding taxes was paid on behalf of the limited partners.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership owns and operates two investment properties: Wendover Business Park - Phase II ("Wendover"), a 80,410 square foot office and warehouse complex located in Greensboro, North Carolina, and Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The Partnership also owns a joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado. The following table sets forth the average occupancy of the investment properties for the six months ended June 30, 1998 and 1997:

                                                        Average
                                                       Occupancy
   Property                                        1998         1997

   Wendover Business Park Phase II                  98%          97%
   Presidential House                               93%          95%

Results of Operations

The Partnership realized net income of approximately $99,000 and $787,000 for the six month periods ended June 30, 1998 and 1997, respectively. The decrease in net income is primarily attributable to the gain recognized in 1997 on the sale of the Sheraton Poste Inn Hotel in Cherry Hill, New Jersey, in which the Partnership had a subordinated interest. The Partnership did not receive any proceeds due to the senior position of one of the partners. Because of the sale, the Partnership recognized a gain on disposition of investment in joint venture during the first quarter of 1997. The gain of approximately $812,000 was due to the satisfaction of the Partnership's share of recourse liabilities of the joint venture. The Partnership realized net income from operations, excluding the gain on disposition of joint venture, of $99,000 for the six months ended June 30, 1998, compared to a net loss of approximately $25,000 for the comparable period in 1997. The increase in net income from operations is the result of increased rental income, decreased administrative expenses, and an increase in equity in net income of the Table Mesa joint venture. The increase in rental income is the result of increased rental rates at both investment properties. The decline in administrative expenses is the result of a decrease in estimated audit fees. For the three month periods ended June 30, 1998 and 1997, the Partnership realized net losses of approximately $43,000 and $19,000, respectively. The increase in the net loss for the three month period is the result of an increase in the second quarter net loss of the Table Mesa joint venture due to additional repair and maintenance work during the period.

Major repairs and maintenance included in operating expense for the six months ended June 30, 1998 and 1997, amounted to approximately $23,000 and $11,000, respectively. The 1998 expense is the result of exterior painting at Wendover
II. The 1997 expenses were comprised of parking lot, exterior painting, and window covering expenses.

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

Liquidity and Capital Resources

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $632,000 compared to approximately $506,000 at June 30, 1997. The net increase in cash and cash equivalents for the six month period ended June 30, 1998, was approximately $54,000, compared to a net decrease of approximately $169,000, for the comparable period in 1997. Net cash provided by operations increased due to the increase in net income from operations, as discussed above, as well as cash provided by other assets. The change in other assets is primarily due to the change in timing of insurance payments for Wendover II. These increases were largely offset by an increase in receivables and deposits and a decrease in accounts payable. The increase in receivable and deposits is due to an increase in insurance escrows due to the timing of payments for Wendover II. The decrease in accounts payable results from the timing of payments. Net cash provided by investing activities increased due to a distribution received from the Table Mesa joint venture during the first quarter of 1998. Net cash used in financing activities decreased due to a decrease in distributions made by the Partnership in the six month period ended June 30, 1998, versus the comparable period in 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of approximately $4,506,000 requires monthly principal and interest payments and requires balloon payments in August 2000 and February 2001, at which time the properties will either be refinanced or sold. Future cash distributions will depend on levels of cash generated from operations, property sales or refinancings, and the availability of cash reserves. A distribution of approximately $142,000 ($3.81 per limited partner unit) was made to the limited partners during the first quarter of 1998. In March 1997, the Partnership paid a cash distribution to the limited partners in the amount of approximately $280,000 ($7.52 per limited partnership unit). The distribution was accrued at December 1996. In April 1997, approximately $3,000 was paid for withholding taxes on behalf of the limited partners. The Partnership anticipates making a distribution from operations in the third quarter of 1998.

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

     b) Reports on Form 8-K: None filed during the quarter ended June 30, 1998.


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



                         Date:  August 12, 1998