Form 10QSB
period 1998-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1998-11-16
CIK 725646

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998



Assets
 Cash and cash equivalents                                  $   584
 Receivables and deposits                                       300
 Other assets                                                   130
 Investment in joint venture                                    617
 Investment properties:
     Land                                       $ 1,578
     Buildings and related personal property     10,241
                                                 11,819
     Less accumulated depreciation               (7,827)      3,992
                                                            $ 5,623

Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                           $    16
 Tenant security deposit liabilities                            105
 Accrued property taxes                                         153
 Other liabilities                                               65
 Mortgage notes payable                                       4,468

Partners' Capital:
 General partner's                              $     7
 Limited partners' (37,273 units issued
     and outstanding)                               809         816
                                                            $ 5,623

                 See Accompanying Notes to Financial Statements

b)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Three Months         Nine Months
                                 Ended September 30,  Ended September 30,
                                   1998      1997      1998      1997
Revenues:
  Rental income                  $   457    $   455  $ 1,391    $ 1,356
  Other income                        27         19       57         56
  Gain on disposition of
   investment in joint venture        --         --       --        812
     Total revenues                  484        474    1,448      2,224

Expenses:
  Operating                         196         199      578        571
  General and administrative         23          19       62         78
  Depreciation                      103         118      308        347
  Interest                           97          99      293        300
  Property taxes                      51         51      151        152
     Total expenses                  470        486    1,392      1,448

Income (loss) before equity in
  net income (loss) of
  joint venture                       14        (12)      56        776
Equity in net income (loss)
     of joint venture                 26         (9)      83        (10)
Net income (loss)                $    40    $   (21) $   139    $   766

Net income allocated to
  general partner                $    --    $    --  $     1    $   107
Net income (loss) allocated
  to limited partners                 40        (21)     138        659
                                 $    40    $   (21) $   139    $   766
Net income (loss) per limited
    partnership unit             $  1.07    $  (.56) $  3.70    $ 17.68

Net distribution per limited
  Partnership unit               $  3.76    $    --  $  7.57    $  7.59

                See Accompanying Notes to Financial Statements

c)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                        (in thousands except unit data)

                                         Limited
                                       Partnership    General  Limited
                                          Units       Partner  Partners   Total
Original capital contributions            37,273      $     1  $18,637   $18,638

Partners' capital at December 31, 1997    37,273      $     6  $   953   $   959

Distributions to limited partners             --           --     (282)     (282)

Net income for the nine months
  ended September 30, 1998                    --            1      138       139

Partners' capital at September 30, 1998   37,273      $     7  $   809   $   816

                 See Accompanying Notes to Financial Statements

d)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                              Nine Months Ended
                                                                 September 30,
                                                                 1998     1997
Cash flows from operating activities:
  Net income                                                   $   139  $   766
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                  308      347
     Amortization of loan costs and lease commissions               34       33
     Equity in net (income) loss of joint venture                  (83)      10
     Gain on disposition of investment in joint venture             --     (812)
     Changes in accounts:
       Receivables and deposits                                   (115)    (134)
       Other assets                                                (20)     (28)
       Accounts payable                                             (7)     (13)
       Tenant security deposit liabilities                           2       (3)
       Accrued property taxes                                      153      152
       Other liabilities                                           (25)     (17)

          Net cash provided by operating activities                386      301

Cash flows from investing activities:
  Distribution received from joint venture                         100       --
  Property improvements and replacements                           (86)     (84)

          Net cash provided by (used in) investing activities       14      (84)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (112)    (104)
  Distributions paid to limited partners                          (282)    (283)

          Net cash used in financing activities                   (394)    (387)

Net increase (decrease) in cash and cash equivalents                 6     (170)

Cash and cash equivalents at beginning of period                   578      675

Cash and cash equivalents at end of period                     $   584  $   505

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $   270  $   278

                 See Accompanying Notes to Financial Statements



e)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

On June 24, 1997, IFGP Corporation acquired all of the issued and outstanding stock of DBL. Upon the closing, the officers and directors of DBL resigned and IFGP Corporation caused new officers and directors of this entity to be elected.

The following transactions with The Wynnewood Company (the former owner of DBL) and its affiliates prior to June 24, 1997, and with affiliates of IFGP Corporation subsequent to June 24, 1997, during the nine month period ended September 30, 1997, and with affiliates of IFGP Corporation during the nine month period ended September 30, 1998, were incurred:

                                                          1998         1997
                                                           (in thousands)
Property management fees (included in operating
  expense)                                                $ 72         $ 59
Reimbursement for services of affiliates (included in
  general and administrative expense)                       44           10

Prior to June 24, 1997, affiliates of the General Partner provided property management and partnership administrative services for the Partnership.

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

Under the terms of SPA's joint venture agreement, cash from operations and capital transactions, as defined, were allocated 50% to Almanzil, 33.3% to the Partnership and 16.7% to Coreal, after Almanzil received an amount equal to an annual 20% preferred cumulative return on its outstanding capital and a return of its original investment of approximately $1,954,000. Losses from operations of SPA were allocated 66.7% to the Partnership and 33.3% to Coreal. At December 31, 1996, the Partnership's accountability to the SPA joint venture, representing management's estimate of the Partnership's share of recourse liabilities of SPA, amounted to approximately $812,000. Losses of SPA were limited to the Partnership's share of recourse liabilities of SPA and for the period ended September 30, 1997, no additional losses were recorded.

On March 19, 1997, SPA sold the Hotel for $6,300,000 to CapStar Management Company, L.P. ("CapStar"), the Hotel's management company. In addition, under the sale agreement CapStar was entitled to collect and retain all accrued receivables and assumed all outstanding payables, as defined, with respect to the Hotel. The proceeds from the sale of the Hotel were used first to satisfy the mortgage payable of approximately $3,964,000 on the Hotel and the balance was paid to Almanzil in accordance with the terms of the joint venture agreement. As a result of the sale, the Partnership recognized a gain on disposition of investment in joint venture of approximately $812,000 in its statement of operations for the nine months ended September 30, 1997.

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985 as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to net income of approximately $83,000 for the nine months ended September 30, 1998. For the nine months ended September 30, 1997, the Partnership realized a net loss of approximately $10,000.

The Table Mesa joint venture agreement provides, among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference is not cumulative.

Summarized financial information for Table Mesa at September 30, 1998, is as follows (in thousands):

  Assets:
    Real and personal property net
     of accumulated depreciation               $5,743
    Other assets                                1,231
       Total assets                                       $6,974

  Liabilities:
    Mortgage payable                           $6,797
    Other liabilities                             271
       Total liabilities                                   7,068

  Partners' deficit                                          (94)
      Total liabilities and partners'  deficit            $6,974

Summarized results of operations for Table Mesa for each of the nine month periods ended September 30, 1998 and 1997, are as follows (in thousands):

                                     1998          1997
Total revenues                      $1,744        $1,662
Total expenses                       1,427         1,530

   Net income                       $  317        $  132

NOTE 4 - DISTRIBUTIONS TO LIMITED PARTNERS

In August 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of approximately $140,000 ($3.76 per limited partnership unit).

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

NOTE 5 - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc., the sole shareholder of IFGP Corporation, completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership owns and operates two investment properties: Wendover Business Park - Phase II ("Wendover"), a 80,410 square foot office and warehouse complex located in Greensboro, North Carolina, and Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The Partnership also owns a joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado. The following table sets forth the average occupancy of the investment properties for the nine months ended September 30, 1998 and 1997:

                                                  Average
                                                 Occupancy
   Property                                     1998   1997

   Wendover Business Park Phase II               98%    98%
   Presidential House                            93%    95%

The Partnership realized net income of approximately $139,000 and $766,000 for the nine month periods ended September 30, 1998 and 1997, respectively. The decrease in net income is primarily attributable to the gain recognized in 1997 on the sale of the Sheraton Poste Inn Hotel in Cherry Hill, New Jersey, in which the Partnership had a subordinated interest. The Partnership did not receive any proceeds due to the senior position of one of the partners. Because of the sale, the Partnership recognized a gain on disposition of investment in joint venture during the first quarter of 1997. The gain of approximately $812,000 was due to the satisfaction of the Partnership's share of recourse liabilities of the joint venture. The Partnership realized net income from operations, excluding the gain on disposition of joint venture, of $139,000 for the nine months ended September 30, 1998, compared to a net loss of approximately $46,000 for the comparable period in 1997. The increase in net income from operations is the result of increased rental income, decreased general and administrative expenses, and an increase in equity in net income of the Table Mesa joint venture. The increase in rental income is the result of increased rental rates at both investment properties. The decline in general and administrative expenses is the result of a decrease in estimated audit fees. For the three month periods ended September 30, 1998, the Partnership realized net income of approximately $40,000. For the three month period ended September 30, 1997, the Partnership realized a net loss of approximately $21,000. The increase in the net income for the three and nine month periods is the result of an increase in the net income of the Table Mesa joint venture.

Major repairs and maintenance included in operating expense for the nine months ended September 30, 1998 and 1997, amounted to approximately $34,000 and $21,000, respectively. The 1998 expense is the result of exterior painting. The 1997 expenses were comprised of parking lot repairs.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $584,000 compared to approximately $505,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine month period ended September 30, 1998, was approximately $6,000, compared to a net decrease of approximately $170,000, for the comparable period in 1997. Net cash provided by operations increased due to the increase in property operations, as discussed above. Net cash provided by investing activities increased due to a distribution received from the Table Mesa joint venture during the first quarter of 1998. Net cash used in financing activities increased due to an increase in payments on mortgage notes payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The remaining mortgage indebtedness of approximately $4,506,000 requires monthly principal and interest payments and requires balloon payments in August 2000 and February 2001. The General Partner will attempt to refinance such remaining indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. In August 1998, the Partnership paid a cash distribution to the limited partners in the amount of approximately $140,000 ($3.76 per limited partnership unit). In February 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of approximately $142,000 ($3.81 per limited partnership unit), including approximately $2,000 for withholding taxes on behalf of the limited partners. In March 1997, the Partnership paid a cash distribution to the limited partners in the amount of approximately $280,000 ($7.52 per limited partnership unit). The distribution was accrued at December 1996. In April 1997, approximately $3,000 was paid for withholding taxes on behalf of the limited partners. Future cash distributions will depend on levels of cash generated from operations, property sales or refinancings, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit additional distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc., the sole shareholder of IFGP Corporation, completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

     b) Reports on Form 8-K: A Form 8-K was filed by the Partnership dated September 30, 1998, relating to a change in accountants (Item 4).


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



                         DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                         By:   DBL Properties Corporation
                               Its General Partner


                         By:   /s/Patrick Foye
                               Patrick Foye
                               Executive Vice President


                         By:   /s/Timothy R. Garrick
                               Timothy R. Garrick
                               Vice President - Accounting
                               (Duly Authorized Officer)


                         Date: November 16, 1998