Form 10KSB
period 1998-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1999-03-31
CIK 725646

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
 [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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

    55 Beattie Place, P.O. Box 1089
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,963,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") was organized on November 2, 1983 as a New York limited partnership pursuant to the Limited Partnership Law of the state of New York. The general partner of the Partnership is DBL Properties Corporation ("DBL" or "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO") (see "Change in Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2032, unless terminated prior to such date.

The Partnership's primary business is to operate and hold existing properties for investment. The partnership acquired interests in five properties during 1984 and 1985 and it continues to own and operate two of those, Wendover Business Park-Phase II and Presidential House, and it continues to hold a 50% joint venture interest in Table Mesa. On March 19, 1997, SP Associates ("SPA"), a joint venture in which the Partnership had a two-thirds interest, sold the Sheraton Poste Inn ("Hotel") to CapStar Management Company, L.P. ("CapStar"), the Hotel's management company.

Commencing in February 1984 pursuant to the Prospectus, the Partnership offered $20,000,000 in Limited Partnership Units (the "Units"). A total of 37,273 Units were sold to the public at $500 per Units aggregating to approximately $18,637,000. In addition, the general partner contributed $1,000 for its 1% in the Partnership. The offering closed on October 10, 1984. No Limited Partner has made any additional capital contribution after that date. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments according to the number of Units held.
A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation".

The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner, has been providing such property management services. Effective October 1, 1998, management of the commercial property is provided by an unrelated party. (See "Transfer of Control" below)

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market areas of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market areas, could have a material effect on the rental market for apartment and commercial properties owned by the Registrant and the rents that may be charged for such properties. While the General Partner and its affiliates are a significant factor in the United States in the
apartment industry, competition for the apartments is local.   In addition,
various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant. The General Partner is not a significant factor in the commercial real estate industry.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

On June 24, 1997, Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.
On October 1, 1998, Insignia Financial Group, Inc., the sole shareholder of IFGP Corporation, completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES.

The following table sets forth the Partnership's investments in properties:

                               Date of
Property                      Purchase    Type of Ownership            Use

Wendover Business Park         4/1/84   Fee ownership subject  Office/Warehouse-
  Phase II                              to first mortgage      80,410 sq.ft.
  Greensboro, NC

Presidential House Apartments 10/22/84  Fee ownership subject  Apartments-
  North Miami Beach, FL                 to first mortgage      203 units

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                      Gross

                     Carrying   Accumulated               Depreciation      Federal

Property              Value    Depreciation     Rate         Method        Tax Basis

                         (in thousands)                                 (in thousands)


Wendover II         $ 4,292    $  2,466       3-25 yrs         SL         $   585

Presidential House    7,577       5,516      5-31.5 yrs        SL           1,976


                    $11,869     $ 7,982


See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                        Principal                                        Principal

                       Balance At      Stated                             Balance

                      December 31,    Interest    Period    Maturity      Due At

Property                 1998          Rate    Amortized     Date     Maturity (1)

                    (in thousands)                                   (in thousands)


Wendover II           $ 1,185         7.75%     20 years    2/1/01     $ 1,091

Presidential House      3,244         8.00%     20 years    8/1/00       3,047


Total                  $ 4,429


(1) See "Item 7. Financial Statement - Note E" for Partnership's ability to prepay these loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property.


                                  Average Annual              Average

                                   Rental Rates              Occupancy

Property                        1998           1997          1998      1997


Wendover II                 $6.45/sq.ft.    $6.19/sq.ft.     98%        98%

Presidential House          $7,210/unit     $6,920/unit      93%        95%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential property's lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the commercial lease expirations for the years 1999-2008:


                   Number of                                    % of Gross

  Wendover II     Expirations    Square Feet    Annual Rent     Annual Rent

                                               (in thousands)

      1999             4          17,910         $  94             18.3%

      2000             4          15,913           122             23.7%

      2001             3          18,900           130             25.3%

      2002             3          13,140            78             15.2%

      2003             2           4,320            30              5.8%

      2004             1           2,610            31              6.0%

   2005-2008           --             --            --               --


The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for the commercial property:


                                  Square Footage    Annual Rent       Lease

Property      Nature of Business      Leased       Per Square Ft    Expiration


Wendover II   Computer services        9,630        $ 5.52           08/31/01


REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                               1998            1998

                                             Billing           Rate

                                          (in thousands)


Wendover II                                    $ 48           1.22%

Presidential House                              142           2.35%



CAPITAL IMPROVEMENTS

Wendover II

During the year ended December 31, 1998, the Partnership completed approximately $24,000 of capital improvements consisting primarily of tenant improvements and HVAC replacements. These improvements were funded by cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $53,000 of capital improvements over the near term. The Partnership has budgeted capital improvements of approximately $53,000 for 1999 which includes, but are not limited to, tenant improvements and HVAC replacements.

Presidential House

During the year ended December 31, 1998, the Partnership completed approximately $112,000 of capital improvements consisting primarily of carpet and vinyl replacement, hot water heater replacements, swimming pool repairs and clubhouse renovations. These improvements were funded by cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $420,000 of capital improvements over the near term. The Partnership has budgeted capital improvements of approximately $413,000 for 1999 which includes, but is not limited to, HVAC replacements, carpet and vinyl replacement, landscaping, exterior painting, parking lot repairs, structural improvements, fencing, roof replacements, electrical and plumbing upgrades.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY PARTNER MATTERS

As of December 31, 1998, the Partnership included 1,628 limited partners, holding a total of 37,273 Units. Affiliates of the General Partner owned 2,022 Units, or 5.43%, at December 31, 1998. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

During 1998, the Partnership declared and paid cash distributions in the amount of approximately $282,000 ($7.57 per limited partnership unit) including approximately $2,000 for withholding taxes on behalf of the limited partners. In March 1997, the Partnership paid a cash distribution in the amount of approximately $280,000 ($7.50 per limited partnership unit). The distribution was accrued at December 1996. In April 1997, approximately $4,000 for withholding taxes was paid on behalf of the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

As of December 31, 1998, the remaining unpaid preferred return arrearage totaled approximately $15,688,000 or approximately $421 per Unit.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $122,000 and $724,000 for the year ended December 31, 1998 and 1997, respectively. The decrease in net income is primarily attributable to a decrease in total revenues which was offset by a decrease in total expenses. The decrease in total revenues is primarily attributable to the fact that no gain was recognized in 1998 as there was in 1997 on the sale of the Sheraton Poste Inn Hotel in Cherry Hill, New Jersey, in which the Partnership had a subordinated interest. The Partnership did not receive any proceeds due to the senior position of one of the partners. Because of the sale, the Partnership recognized a gain on disposition of investment in joint venture during the first quarter of 1997. The gain of approximately $812,000 was due to the satisfaction of the Partnership's share of recourse liabilities of the joint venture. Excluding the gain on disposition of joint venture, the Partnership realized net income from operations of $122,000 for the year ended December 31, 1998, compared to a net loss of approximately $88,000 for the comparable period in 1997. The increase in net income from operations is the result of increased rental income, decreased operating expenses, and an increase in equity in net income of the Table Mesa joint venture. The increase in rental income is the result of increased rental rates at both investment properties, which more than offset a decline in occupancy at Presidential House. The decline in operating expenses is the result of reduced audit expense. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included. The increase in equity in net income from the Table Mesa joint venture results from the decreased interest expense resulting from refinancing of the mortgage encumbering the property at a lower interest rate in 1998.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $613,000 compared to approximately $578,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $504,000 of cash provided by operating activities, which was partially offset by approximately $36,000 of cash used in investing activities and approximately $433,000 of cash used in financing activities. Cash used by investing activities consisted of property improvements and replacements which were partially offset by distributions from the Table Mesa joint venture. Cash used in financing activities consisted of payments on the mortgages encumbering the Partnership's properties and distributions to limited partners. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $521,000 in capital improvements at both of the Partnership properties in 1999. Budgeted capital improvements include, but are not limited to, tenant improvements, HVAC, electrical upgrades, exterior painting, parking lot improvements, plumbing improvements, roof replacements, structural improvements, and perimeter fencing. The capital expenditures will be incurred if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Registrant's current assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 1998, the mortgage indebtedness of approximately $4,429,000 requires monthly principal and interest payments and balloon payments on August 1, 2000 and February 1, 2001, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.
The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7.   FINANCIAL STATEMENTS.

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

LIST OF FINANCIAL STATEMENTS

  Report of KPMG Peat Marwick LLP, Independent Auditors

  Report of Pannell Kerr Forster, PC, Independent Auditors

  Balance Sheet - December 31, 1998

  Statements of Operations - Years ended December 31, 1998 and 1997

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1998 and 1997

  Statements of Cash Flows - Years ended December 31, 1998 and 1997

  Notes to Financial Statements








                          Independent Auditors' Report
The Partners
Drexel Burnham Lambert Real Estate Associates II



We have audited the accompanying balance sheet of the Drexel Burnham Lambert Real Estate Associates II (a New York Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                        /s/KPMG Peat Marwick LLP


Greenville, South Carolina
February 9, 1999


                          Independent Auditors Report



To the Partners
Drexel Burnham Lambert Real Estate Associates II



We have audited the accompanying statements of operations, changes in partners' capital (deficit) and cash flows of Drexel Burnham Lambert Real Estate Associates II (a limited partnership)for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Drexel Burnham Lambert Real Estate Associates II (a limited partnership) for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                   /s/PANNELL KERR FORSTER P C



New York, NY
February 6, 1998






                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



Assets

Cash and cash equivalents                                   $   613

Receivables and deposits                                        219

Other assets                                                    113

Investment in joint venture (Note D)                            578

Investment properties (Note I):

Land                                             $ 1,578

Buildings and related personal property           10,291

                                                  11,869

Less accumulated depreciation                     (7,982)     3,887

                                                            $ 5,410


Liabilities and Partners' Capital


Liabilities

Accounts payable                                            $    14

Tenant security deposit liabilities                              99

Other liabilities                                                69

Mortgage notes payable (Note E)                               4,429


Partners' Capital

General partner's                                $     7

Limited partners' (37,273 units issued

and outstanding)                                     792        799

                                                            $ 5,410



                 See Accompanying Notes to Financial Statements





                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                                       Years Ended

                                                                        December 31,

                                                                     1998       1997


Revenues:

Rental income                                                      $  1,884   $  1,835

Other income                                                             79         72

Gain on disposition of investment in joint venture (Note D)               --        812

       Total revenues                                                 1,963      2,719


Expenses:

Operating (Note C)                                                      760        794

General and administrative (Note C)                                      85         97

Depreciation                                                            463        456

Interest                                                                388        399

Property taxes                                                          189        197

       Total expenses                                                 1,885      1,943


Equity in net income (loss) of joint venture                             44        (52)


Net income                                                         $    122   $    724


Net income allocated to general partner                            $      1   $    107


Net income allocated to limited partners                                121        617

                                                                   $    122   $    724


Net income per limited partnership unit                            $   3.25   $  16.55


Distributions per limited partnership unit                         $   7.57   $    .11



                 See Accompanying Notes to Financial Statements






                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)




                                   Limited

                                 Partnership    General      Limited

                                    Units      Partner's    Partners'     Total


Original capital contributions     37,273       $      1    $ 18,637    $18,638


Partners' (deficit) capital at

December 31, 1996                  37,273       $   (101)   $    340    $   239


Distribution to partners               --             --          (4)        (4)


Net income for the year

ended December 31,1997                 --            107         617        724


Partners' capital at

December 31, 1997                  37,273              6         953        959


Distributions to partners              --             --        (282)      (282)


Net income for the year

ended December 31, 1998                --              1         121        122

Partners' capital at

December 31, 1998                  37,273       $      7    $    792    $   799



                 See Accompanying Notes to Financial Statements




                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                           Years Ended

                                                           December 31,

                                                         1998        1997

Cash flows from operating activities:

Net income                                             $    122    $    724

Adjustments to reconcile net income to net

cash provided by operating activities:

Depreciation                                                463         456

Amortization of loan costs and lease

  commissions                                                46          44

Equity in net (income) loss of joint venture                (44)         52

Gain on disposition of investment in joint venture           --        (812)

Change in accounts:

Receivables and deposits                                    (34)        (17)

Other assets                                                (15)        (23)

Accounts payable                                             (9)          7

Tenant security deposit liabilities                          (4)          1

Other liabilities                                           (21)         (6)


Net cash provided by operating activities                   504         426


Cash flows from investing activities:

Property improvements and replacements                     (136)       (100)

Distributions received from joint venture                   100          --

          Net cash used in investing activities             (36)       (100)


Cash flows from financing activities:

Payments on mortgage notes payable                         (151)       (140)

Distributions paid to partners                             (282)       (283)


Net cash used in financing activities                      (433)       (423)


Net increase (decrease) in cash and cash equivalents         35         (97)


Cash and cash equivalents at beginning of year              578         675


Cash and cash equivalents at end of year               $    613    $    578


Supplemental disclosure of cash flow information:

Cash paid for interest                                 $    358    $    369


                 See Accompanying Notes to Financial Statements

                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                         Notes to Financial Statements

                               December 31, 1998

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated November 2, 1983. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2032, unless terminated prior to such date. The general partner of the Partnership is DBL Properties Corporation ("DBL" or the "General Partner").

As of December 31, 1998, the Partnership owns and operates Wendover Business Park - Phase II ("Wendover") an office and warehouse complex located in Greensboro, North Carolina and Presidential House at Sky Lake ("Presidential") a residential apartment complex located in North Miami Beach, Florida. The Partnership also owns a 50% joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado.

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

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financialinstruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks, money market accounts, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits:
The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties:

Investment properties consist of one apartment complex and one office warehouse complex and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 31.5 years for buildings and improvements and three to seven
years for furnishings.   Tenant improvements are depreciated using the straight-
line method over the tenant's lease term.

Loan Costs:

Loan costs of approximately $215,000, less accumulated amortization of approximately $160,000 at December 31, 1998, are included in other assets and are being amortized on a straight-line basis over the lives of the respective loans.
Leases:

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

In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Lease Commissions:

Lease commissions of approximately $83,000 are included in other assets and are being amortized using the straight-line method over the terms of the respective leases. Current accumulated amortization is approximately $55,000.

Advertising Costs:

Advertising costs of approximately $18,000 in 1998 and $14,000 in 1997 were charged to expense as incurred and are included in operating expenses.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services geographic areas and major customers (See "Note K" for required disclosure).

Reclassifications:

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation. Such reclassification had no impact on net income or partner's capital as previously reported.

NOTE B - TRANSFERS OF CONTROL

On June 24, 1997, Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the years ended December 31, 1998 and 1997:

                                                           1998        1997
                                                            (in thousands)
Property management fees (included in operating
  expenses)                                                 $97         $71
Reimbursement for services of affiliates (included in
  general and administrative expenses)                       61          19

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $69,000 and $26,000 for the years ended December 31, 1998 and 1997 respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $21,000 and $32,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $61,000 and $19,000 for the year ended December 31, 1998 and the six months ended December 31, 1997, respectively.

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

NOTE D - INVESTMENT IN JOINT VENTURE

SP Associates (SPA)

SPA was formed in 1984 as a joint venture to acquire the Sheraton Poste Inn ("Hotel"), a 220-room hotel located in Cherry Hill, New Jersey. The managing partner of the SPA joint venture is Almanzil, Inc. ("Almanzil"), with a 50% interest. The remaining interests are owned by the Partnership and Coreal N.V., Inc. ("Coreal"), owning 33.3% and 16.7%, respectively. Coreal is an affiliate of Almanzil.
Under the terms of SPA's joint venture agreement, cash from operations and capital transactions, as defined, are allocated 50% to Almanzil, 33.3% to the Partnership and 16.7% to Coreal, after Almanzil receives an amount equal to an annual 20% preferred cumulative return on its outstanding capital and a return of its original investment of approximately $1,954,000. Losses from operations of SPA are allocated 66.7% to the Partnership and 33.3% to Coreal. At December 31, 1996, the Partnership's accountability to the SPA joint venture, representing management's estimate of the Partnership's share of recourse liabilities of SPA, amounted to approximately $812,000. Losses of SPA were limited to the Partnership's share of recourse liabilities of SPA.

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

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to income of approximately $44,000 and a loss of $52,000 for the years ended December 31, 1998 and 1997, respectively.

The Table Mesa joint venture agreement provides among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. This annual preference is not cumulative. In 1998, the Partnership received a distribution from the Table Mesa joint venture of $100,000. No distributions were received in 1997.

Summarized financial information for Table Mesa at December 31, 1998, is as follows (in thousands):

  Assets:
    Real and personal property, net
     of accumulated depreciation                  $ 5,637
    Other assets                                      932
       Total assets                                                 $6,569

  Liabilities:
    Mortgage payable                              $ 6,672
    Other liabilities                                 559
       Total liabilities                                            $7,231

  Partners' deficit                                                 $ (662)

    Total liabilities and partners'
       deficit                                                      $6,569

Summarized results of operations for Table Mesa for years ended December 31, 1998 and 1997, are as follows (in thousands):

                                             1998             1997

Total revenues                            $2,257            $2,172
Total expenses                             1,958             2,074

   Net income                             $  299            $   98

NOTE E - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows:


                    Principal      Monthly                          Principal

                    Balance At     Payment                           Balance

                   December 31,   Including   Interest  Maturity     Due At

Property              1998        Interest      Rate      Date      Maturity

                        (in thousands)                           (in thousands)


Wendover II          $ 1,185       $   11       7.75%     2/1/01    $  1,091

Presidential           3,244           31       8.00%     8/1/00       3,047
House

                     $ 4,429       $   42


The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. The mortgage notes include prepayment penalties if repaid prior to maturity. Further the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


                 1999                      $   164

                 2000                        3,169

                 2001                        1,096

                Total                      $ 4,429


NOTE F - PARTNERS' CAPITAL

Pursuant to a public offering, 37,273 units were sold at $500 per unit. The calculation of net income (loss) per limited partner unit is based on 37,273 units outstanding.

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

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 1998, the unpaid preferred return arrearage totaled approximately $15,688,000.

NOTE G - OPERATING LEASES

The Partnership leases office, warehouse and retail space to tenants of Wendover Business Park Phase II under operating lease agreements which expire on various dates through 2004. Future minimum rentals, excluding escalation charges, under these leases as of December 31, 1998, are as follows (in thousands):

1999               $  461
2000                  361
2001                  244
2002                  101
2003                   50
Thereafter             19
Total              $1,236

NOTE H - INCOME TAXES

A reconciliation of the net income per the financial statements to the net taxable income to partners is as follows (in thousands, except unit data):

                                                       Years Ended December 31,
                                                         1998        1997


Net income as reported                                   $  122      $  724
Preferred returns not recognized as income for
tax purposes
Depreciation and amortization differences                    20         (25)
Amount of tax loss under book loss
 of equity investees                                        143         927
Prepaid rent                                                (10)         14
Federal taxable net income                               $  275      $1,612

Federal taxable income per limited
 partnership unit                                        $ 7.31      $42.82

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities(in thousands):


                                                     1998




Net assets as reported                            $   799

 Fixed assets                                        (758)

 Accumulated depreciation                            (567)

 Investment in joint venture                          248

 Syndication costs                                  2,050

 Other assets & liabilities                           (82)


Net assets - tax basis                            $ 1,690


NOTE I - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            Initial Cost

                                           To Partnership

                                           (in thousands)           Net Cost

                                                                 Capitalized

                                                   Buildings       (Written

                                                  and Related       Down)

                                                    Personal    Subsequent to

    Description       Encumbrances       Land       Property     Acquisition

                     (in thousands)                             (in thousands)

Presidential House    $  3,244          $1,510      $ 6,037       $    30

Wendover II              1,185             359        4,547          (614)


Total                 $  4,429          $1,869      $10,584       $  (584)

                         Gross Amount at Which Carried

                             At December 31, 1998

                                (in thousands)

                        Buildings

                           And
                         Related

                        Personal            Accumulated   Year of    Date of  Deprec-
                                                                               iable
  Description    Land   Property    Total   Depreciation Constructi Acquisiti  Life
                                                             on        on      Years

                                           (in thousands)


Presidential    $ 1,287  $  6,290 $  7,577   $   5,516   1967/1974    10/84   5-31.5
House                                                                         yrs.

Wendover II         291     4,001    4,292       2,466      1982      4/84    3-25 yrs.


Total           $ 1,578  $ 10,291 $ 11,869   $   7,982

Reconciliation of Real Estate and Accumulated Depreciation:

                                            Years Ended December 31,
                                              1998          1997
                                                 (in thousands)
Investment Properties

Balance at beginning of year               $11,733       $11,633
  Property improvements                        136           100

Balance at end of year                     $11,869       $11,733

Accumulated Depreciation

Balance at beginning of year               $ 7,519       $ 7,063
  Additions charged to expense                 463           456

Balance at end of year                     $ 7,982       $ 7,519

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $11,111,000 and $11,258,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $8,549,000 and $8,272,000, respectively.

NOTE J - DISTRIBUTIONS

During 1998, the Partnership declared and paid cash distributions to the limited partners in the amount of approximately $282,000 ($7.56 per limited partnership unit) including approximately $2,000 for withholding taxes on behalf of the limited partners. In March 1997, the Partnership paid a cash distribution to the limited partners in the amount of approximately $280,000 ($7.50 per limited partnership unit). The distribution was accrued at December 1996. In April 1997, approximately $4,000 for withholding taxes was paid on behalf of the limited partners.

NOTE K - SEGMENT REPORTING

Description of the types of products and services from which each reportable segment derives its revenues

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has two reportable segments: residential property and commercial property. The Partnership's residential property segment consists of an apartment complex in North Miami Beach, Florida. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consists of one office building and warehouse located in Greensboro, North Carolina. This property leases space to tenants under various lease terms.

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segments

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                    Residential   Commercial    Other    Totals
Rental income                       $ 1,336      $   548      $    --   $ 1,884
Other income                             40           22           17       79
Interest expense                        286          102           --      388
Depreciation                            279          184           --      463
General and administrative expense       --           --           85       85
Equity in net income of joint
 venture                                 --           --           44       44
Segment profit (loss)                    32          114          (24)     122
Total assets                          2,312        2,022        1,076    5,410
Capital expenditures for investment
Properties                              112           24           --      136

1997
                                    Residential   Commercial    Other    Totals
Rental income                       $ 1,313      $   522      $    --   $ 1,835
Other income                             43            7           22        72
Interest expense                        294          105           --       399
Depreciation                            274          182           --       456
General and administrative expense       --           --           97        97
Gain on disposal of assets               --           --          812       812
Equity in net loss of joint
 venture                                 --           --          (52)     (52)
Segment (loss) profit                   (15)          54          685       724
Total assets                          2,453        2,159        1,143     5,755
Capital expenditures for investment
properties                               65           35           --       100

NOTE L - LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 23, 1998, the Registrant dismissed its prior Independent Auditors, Pannell Kerr Forster PC ("PKF") and retained as its new Independent Auditors, KPMG Peat Marwick LLP. PKF's Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's directors. During the calendar year ended 1997 and through September 23, 1998, there were no disagreements between the Registrant and PKF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of PKF, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective September 23, 1998, the Registrant engaged KPMG Peat Marwick LLP as its Independent Auditors. During the last two calendar years and through September 23, 1998, the Registrant did not consult KPMG Peat Marwick LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Drexel Burnham Lambert Real Estate Associates II (the "Partnership") does not have any officers or directors. Management and administrative services are performed by DBL Properties Corporation ("DBL" or the "General Partner") and its affiliates. The General Partner has general responsibility and authority in all matters affecting the business of the Partnership.

The names of the directors and executive officers of DBL as of December 31, 1998, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.


                                        Number

  Entity                               of Units           Percentage


 AIMCO Properties LP                    2,022                5.43%


No director or officer of the General Partner owns any Units. AIMCO Properties L.P. is an affiliate of AIMCO. Their business address is 1873 South Bellaire Street, 17th Floor, Denver, Colorado 80222.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 5.43% of the limited partnership units in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership units in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership units in the Partnership for cash or preferred units or common units of limited partnerships units in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the years ended December 31, 1998 and 1997:

                                                    1998            1997
                                                       (in thousands)

Property management fees                            $97             $71
Reimbursement for services of affiliates             61              19

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $69,000 and $26,000 for the years ended December 31, 1998 and 1997 respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates approximately $21,000 and $32,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.
An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $61,000 and $19,000 for the year ended December 31, 1998 and the six months ended December 31, 1997, respectively.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed during the fourth quarter of 1998:

Current Report Form 8-K dated October 1, 1998 and filed October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

Current Report Form 8-K filed September 23, 1998 disclosing change in accountant from Pannell Kerr Forester PC to KPMG Peak Marwick LLP.

Current Report Form 8-K dated September 23, 1998 and filed October 26, 1998 disclosing change in accountant from Pannell Kerr Forester PC to KPMG Peak Marwick LLP.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                      By:   DBL Properties Corporation
                            Its General Partner


                      By:   /s/Patrick J. Foye
                            Patrick J. Foye
                            Executive Vice President

                      By:   /s/Timothy R. Garrick
                            Timothy R. Garrick
                            Vice President - Accounting

                      Date: March 31, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By:/s/Patrick J. Foye                                Date:  March 31, 1999
Patrick J. Foye
Executive Vice President and Director

By:/s/Timothy R. Garrick                             Date:  March 31, 1999
Timothy R. Garrick
Vice President - Accounting
and Director

                               INDEX TO EXHIBITS


Exhibit No.   Description

2.1     Agreement and Plan of Merger, dated as of October 1, 1998, by   and
        between AIMCO and IPT in Registrant's Current Report on Form 8-K dated October 1, 1998.

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

16 Letter dated September 23, 1998, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in its Current Report on Form 8-K dated September 23, 1998.

16.1 Letter dated October 21, 1998, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in its Current Report on Form 8-K dated September 23, 1998.

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