Form 10QSB
period 1999-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1999-05-17
CIK 725646

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

                 For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

  Cash and cash equivalents                               $   952

  Receivables and deposits                                    239

  Other assets                                                 96

  Investment in joint venture                                 359

  Investment properties:

     Land                                       $ 1,578

     Buildings and related personal property     10,316

                                                 11,894

     Less accumulated depreciation               (8,096)    3,798

                                                          $ 5,444
Liabilities and Partners' Capital


Liabilities

  Accounts payable                                        $    19

  Tenant security deposit liabilities                          95

  Accrued property taxes                                       50

  Other liabilities                                            63

  Mortgage notes payable                                    4,389


Partners' Capital

  General partner's                             $     7

  Limited partners' (37,273 units issued

     and outstanding)                               821       828

                                                          $ 5,444


          See Accompanying Notes to Consolidated Financial Statements

b)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                    Three Months Ended

                                                        March 31,

                                                   1999      1998

Revenues:

  Rental income                                    $  441    $  481

  Other income                                         20        16

     Total revenues                                   461       497


Expenses:

  Operating                                           147       180

  General and administrative                           42        10

  Depreciation                                        114       103

  Interest                                             96        98

  Property taxes                                       50        49

  Bad debt expense, net                                39        --

     Total expenses                                   488       440


Equity in net income of joint venture                  56        85


Net income                                         $   29    $  142


Net income allocated to general partner            $   --    $    1


Net income allocated to limited partners               29       141


                                                   $   29    $  142


Net income per limited partnership unit            $ 0.78    $ 3.78


Distributions per limited partnership unit         $   --    $ 3.81


          See Accompanying Notes to Consolidated Financial Statements

c)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)




                                         Limited

                                       Partnership General  Limited

                                          Units    Partner Partners   Total


Original capital contributions           37,273   $     1  $18,637  $18,638


Partners' capital at December 31, 1998   37,273   $     7  $   792  $   799


Net income for the three months

  ended March 31, 1999                       --        --       29       29


Partners' capital at March 31, 1999      37,273   $     7  $   821  $   828


          See Accompanying Notes to Consolidated Financial Statements



d)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                     Three Months Ended

                                                          March 31,

                                                    1999      1998

Cash flows from operating activities:

  Net income                                         $   29    $  142

  Adjustments to reconcile net income to net

     cash provided by operating activities:

     Depreciation                                       114       103

     Amortization of loan costs and lease

     commissions                                         14        11

     Bad debt expense, net                               39        --

     Equity in net income of joint venture              (56)      (85)

     Change in accounts:

      Receivables and deposits                           83       (51)

      Other assets                                        3        (1)

      Accounts payable                                    5        (9)

      Tenant security deposit liabilities                (4)       --

       Accrued property taxes                           (92)       51

       Other liabilities                                 (6)      (26)

          Net cash provided by operating activities     129       135

Cash flows from investing activities:

  Distribution received from joint venture              275       100

  Property improvements and replacements                (25)      (20)

          Net cash provided by investing activities     250        80

Cash flows from financing activities:

  Payments on mortgage notes payable                    (40)      (37)

  Distributions paid to partners                         --      (142)

          Net cash used in financing activities         (40)     (179)


Net increase in cash and cash equivalents               339        36


Cash and cash equivalents at beginning of period        613       578


Cash and cash equivalents at end of period           $  952    $  614


Supplemental disclosure of cash flow information:

   Cash paid for interest                            $   88    $   91


          See Accompanying Notes to Consolidated Financial Statements



e)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

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

NOTE C - TRANSACTIONS WITH RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the three months ended March 31, 1999 and 1998:

                                                         1999     1998
                                                        (in thousands)
Property management fees (included in operating
  expense)                                              $ 17      $ 25
Reimbursement for services of affiliates (included in
  general and administrative expense)                     16        14

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $17,000 and $18,000 for the three months ended March 31, 1999 and 1998 respectively. For the three months ended March 31, 1998 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's commercial property for providing property management services. The Partnership paid to such affiliates approximately $7,000 for the three months ended March 31, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $16,000 and $14,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - INVESTMENT IN JOINT VENTURE

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to net income of approximately $56,000 and $85,000 for the three months ended March 31, 1999 and 1998, respectively.

The Table Mesa joint venture agreement provides, among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference is not cumulative. During the three months ended March 31, 1999 and 1998, the Partnership received distributions from the Table Mesa joint venture of approximately $275,000 and $100,000, respectively.

Summarized financial information for Table Mesa at March 31, 1999, is as follows (in thousands):

  Assets:
    Real and personal property net
     of accumulated depreciation        $5,505
    Other assets                         1,124
       Total assets                               $6,629

  Liabilities:
    Mortgage payable                    $6,545
    Other liabilities                      580
       Total liabilities                           7,125

  Partners' deficit                                 (496)
      Total liabilities and partners'
          deficit                                 $6,629

Summarized results of operations for Table Mesa for each of the three month periods ended March 31, 1999 and 1998, are as follows (in thousands):

                                      1999     1998

Total revenues                        627     $600
Total expenses                        460      379

   Net income                        $167     $221

NOTE E - DISTRIBUTIONS TO LIMITED PARTNERS

In February 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of approximately $142,000 ($3.81 per limited partnership unit), including approximately $2,000 for withholding taxes on behalf of the limited partners. No distributions were paid during the three months ended March 31, 1999.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which each reportable segment derives its revenues: The Partnership has two reportable segments: residential property and commercial property. The Partnership's residential property segment consists of an apartment complex in North Miami Beach, Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of one office building and warehouse located in Greensboro, North Carolina. This property leases space to tenants under various lease terms.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                    Residential Commercial  Other   Totals
Rental income                       $   314    $   127    $    --  $   441
Other income                             15          1          4      20
Interest expense                         70         26         --      96
Depreciation                             68         46         --     114
General and administrative expense       --         --         42      42
Equity in net income of joint
 venture                                 --         --         56      56
Segment profit (loss)                    26        (15)        18      29
Total assets                          2,352      1,950      1,142   5,444
Capital expenditures for investment
  properties                             19          6         --      25

1998
                                    Residential Commercial  Other   Totals
Rental income                       $   344    $   137    $    --  $   481
Other income                              9          2          5       16
Interest expense                         72         26         --       98
Depreciation                             68         35         --      103
General and administrative expense       --         --         10       10
Equity in net income of joint
 venture                                 --         --         85      85
Segment profit                           25         37         80      142
Total assets                          2,469      2,197      1,068    5,734
Capital expenditures for investment
  properties                             19          1         --       20



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership owns and operates two investment properties: Wendover Business Park - Phase II ("Wendover"), a 80,410 square foot office and warehouse complex located in Greensboro, North Carolina, and Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The Partnership also owns a joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado. The following table sets forth the average occupancy of the investment properties for the three months ended March 31, 1999 and 1998:

                                        Average Occupancy
Property                                1999         1998

Wendover Business Park Phase II          98%         100%
Presidential House                       91%          95%

The General Partner attributes the decrease in occupancy at Presidential House to the increased competition in the local market.

Results of Operations

The Partnership realized net income of approximately $29,000 compared to approximately $142,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in net income is due to a decrease in total revenues and in the equity in net income of the Table Mesa joint venture and an increase in total expenses. The decrease in total revenues is primarily due to a decrease in rental income. The decrease in rental income resulted from the decreases in occupancy noted above. The decrease in the equity in net income of the Table Mesa joint venture is primarily due to an increase in interest expense paid by the joint venture as a result of the refinancing in the latter part of 1998 which resulted in a decrease in net income of the joint venture. The refinanced debt now requires a greater portion of the monthly debt service payment to be allocated to interest expense. The increase in total expenses is primarily due to an increase in general and administrative expense and bad debt expense partially offset by a decrease in operating expense. The increase in general and administrative expense is primarily due to the overaccrual of audit expense in 1997 that was adjusted in 1998. The 1999 bad debt expense is due to delinquencies with three of the tenants at Wendover. The Managing General Partner is currently pursuing collection. The decrease in operating expense is primarily due to decreases in property and maintenance expenses at Presidential House. The decrease in property expenses was primarily due to a decrease in salary expense due to personnel reductions. The decrease in maintenance expenses is primarily due to fewer repairs required at the property during the three months ended March 31, 1999, as compared to the same period in 1998.

Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $952,000 as compared to approximately $614,000 at March 31, 1998. For the three months ended March 31, 1999, cash and cash equivalents increased by approximately $339,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $129,000 of cash provided by operating activities and approximately $250,000 of cash provided by investing activities which was partially offset by approximately $40,000 of cash used in financing activities. Cash provided by investing activities consisted of a distribution from the Table Mesa joint venture, partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Wendover II

During the three months ended March 31, 1999, the Partnership completed approximately $6,000 of capital improvements consisting primarily of HVAC replacements. These improvements were funded by cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $53,000 of capital improvements over the near term. The Partnership has budgeted capital improvements of approximately $53,000 for 1999 which includes, but are not limited to, tenant improvements and HVAC replacements.

Presidential House

During the three months ended March 31, 1999, the Partnership completed approximately $19,000 of capital improvements consisting primarily of carpet and vinyl replacement, appliances, and air conditioning. These improvements were funded by cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $420,000 of capital improvements over the near term. The Partnership has budgeted capital improvements of approximately $413,000 for 1999 which includes, but is not limited to, HVAC replacements, carpet and vinyl replacement, landscaping, exterior painting, parking lot repairs, structural improvements, fencing, roof replacements, electrical and plumbing upgrades.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $4,389,000 requires monthly principal and interest payments and requires balloon payments in August 2000 and February 2001. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties to foreclosure.

A distribution of approximately $142,000 ($3.81 per limited partnership unit) was made to the limited partners during the three months ended March 31, 1998. No distribution was paid to the limited partners during the three months ended March 31, 1999. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its limited partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the three months ended March 31, 1999.



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



                              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                              By:  DBL Properties Corporation
                                   Its General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                              Date: May 14, 1999