Form 10QSB
period 1999-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1999-08-13
CIK 725646

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

                  For the quarterly period ended June 30, 1999

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999

Assets

   Cash and cash equivalents                                          $   949

  Receivables and deposits                                                286

  Other assets                                                             95

   Investment in joint venture                                            400

   Investment properties:

      Land                                                $ 1,578

      Buildings and related personal property              10,414

                                                           11,992

Less accumulated depreciation                              (8,204)      3,788

                                                                      $ 5,518

Liabilities and Partners' Capital

   Liabilities

    Accounts payable                                                  $    20

    Tenant security deposit liabilities                                    95

    Accrued property taxes                                                100

    Other liabilities                                                      73

    Mortgage notes payable                                              4,349

Partners' Capital

General partner's                                         $     8

Limited partners' (37,273 units issued

 and outstanding)                                             873         881

                                                                      $ 5,518


                 See Accompanying Notes to Financial Statements
b)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                        Three Months            Six Months

                                       Ended June 30,         Ended June 30,

                                      1999      1998         1999     1998

Revenues:

  Rental income                    $   504    $   455     $    960  $    938

  Other income                          20         14           40        30

     Total revenues                    524        469        1,000       968

Expenses:

  Operating                           178        202           325       382

  General and administrative           35         29            77        39

  Depreciation                        108        102           222       205

  Interest                             94         98           190       196

  Property taxes                        50         51          100       100

  Bad debt expense, net                 47          2          101         4

     Total expenses                    512        484        1,015       926

Income (loss) before equity in

  net income (loss) of

  joint venture                         12        (15)         (15)       42

Equity in net income (loss)

  of joint venture                      41        (28)          97        57

Net income (loss)                  $    53    $   (43)    $     82  $     99

Net income allocated to

  general partner                  $     1    $    --     $      1  $      1

Net income (loss) allocated

  to limited partners                   52        (43)          81        98

                                   $    53    $   (43)    $     82  $     99

Net income (loss) per limited

  partnership unit                 $  1.40    $ (1.15)    $   2.17  $   2.63

Distribution per limited

  partnership unit                 $    --    $    --     $    --   $   3.81


                 See Accompanying Notes to Financial Statements
c)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)


                                         Limited

                                       Partnership  General   Limited

                                          Units     Partner  Partners    Total

Original capital contributions           37,273    $     1  $18,637    $18,638

Partners' capital at December 31, 1998   37,273    $     7  $   792    $   799

Net income for the six months

  ended June 30, 1999                        --          1       81         82

Partners' capital at June 30, 1999       37,273    $     8  $   873    $   881


                 See Accompanying Notes to Financial Statements



d)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Six Months Ended

                                                                 June 30,

                                                             1999       1998

Cash flows from operating activities:

  Net income                                              $    82     $    99

  Adjustments to reconcile net income to net

      cash provided by operating activities:

  Depreciation                                                222         205

  Amortization of loan costs and lease

      commissions                                              23          22

  Equity in net income of joint venture                       (97)        (57)

  Bad debt expense, net                                       101           4

  Change in accounts:

  Receivables and deposits                                    (26)       (107)

  Other assets                                                  3           8

  Accounts payable                                              6          (7)

  Tenant security deposit liabilities                          (4)         (6)

  Accrued property taxes                                      (42)        102

  Other liabilities                                             4         (26)

          Net cash provided by operating activities           272         237

Cash flows from investing activities:

  Lease commissions paid                                       (8)         (5)

  Distribution received from joint venture                    275         100

  Property improvements and replacements                     (123)        (62)

          Net cash provided by investing activities           144          33

Cash flows from financing activities:

  Payments on mortgage notes payable                          (80)        (74)

  Distributions paid to limited partners                       --        (142)

          Net cash used in financing activities               (80)       (216)

Net increase in cash and cash equivalents                     336          54

Cash and cash equivalents at beginning of period              613         578

Cash and cash equivalents at end of period                $   949     $   632

Supplemental disclosure of cash flow information:

   Cash paid for interest                                 $   175     $   181


                 See Accompanying Notes to Financial Statements



e)
                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

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

NOTE C - TRANSACTIONS WITH RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six months ended June 30, 1999 and 1998:

                                                             1999        1998
                                                              (in thousands)
Property management fees (included in operating
  expense)                                                 $ 35         $ 48
Reimbursement for services of affiliates (included in
  general and administrative expense)                        22           31

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $35,000 and $34,000 for the six month periods ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's commercial property for providing property management services. The Partnership paid to such affiliates approximately $14,000 for the six months ended June 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $22,000 and $31,000 for the six months ended June 30, 1999 and 1998, respectively.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 15,872.15 (42.58% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $155 per unit. The offer expired on June 29, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 4,772.00 units. As a result, AIMCO and its affiliates currently own 6,794 units of limited partnership interest in the Partnership representing 18.23% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - INVESTMENT IN JOINT VENTURE

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to net income of approximately $97,000 and $57,000 for the six months ended June 30, 1999 and 1998, respectively.

The Table Mesa joint venture agreement provides, among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference is not cumulative. During the six months ended June 30, 1999 and 1998, the Partnership received distributions from the Table Mesa joint venture of approximately $275,000 and $100,000, respectively.

Summarized financial information for Table Mesa at June 30, 1999, is as follows (in thousands):

  Assets:
    Real and personal property net
     of accumulated depreciation                  $5,381
    Other assets                                     967
       Total assets                                           $6,348
  Liabilities:
    Mortgage payable                              $6,415
    Other liabilities                                369
       Total liabilities                                       6,784
  Partners' deficit                                             (436)
      Total liabilities and partners' deficit                 $6,348

Summarized results of operations for Table Mesa for each of the six month periods ended June 30, 1999 and 1998, are as follows (in thousands):

                                     1999              1998
Total revenues                      $1,203            $1,175
Total expenses                         976               959
   Net income                       $  227            $  216

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

1999
                                    Residential   Commercial   Other   Totals

Rental income                       $   693      $   267      $    -- $  960
Other income                             30            2            8     40
Interest expense                        139           51           --    190
Depreciation                            137           85           --    222
General and administrative expense       --           --           77     77
Equity in net income of joint
 venture                                 --           --           97     97
Segment profit                           48            6           28     82
Total assets                          2,381        1,927        1,204  5,512
Capital expenditures for investment
  properties                            117            6           --    123

1998
                                    Residential   Commercial   Other  Totals
Rental income                       $   667      $   271      $    -- $   938
Other income                             16            4           10      30
Interest expense                        144           52           --     196
Depreciation                            136           69           --     205
General and administrative expense       --           --           39      39
Equity in net income of joint
 venture                                 --           --           57     57
Segment profit                           10           61           28      99
Total assets                          2,470        2,225        1,006   5,701
Capital expenditures for investment
  properties                             51           11           --      62

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

The Partnership owns and operates two investment properties: Wendover Business Park - Phase II ("Wendover"), a 80,410 square foot office and warehouse complex located in Greensboro, North Carolina, and Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The Partnership also owns a joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado. The following table sets forth the average occupancy of the investment properties for the six months ended June 30, 1999 and 1998:

                                          Average Occupancy
Property                                 1999            1998

Wendover Business Park Phase II           99%             98%
Presidential House                        93%             93%

Results of Operations

The Partnership realized net income of approximately $82,000 and $99,000 for the six months ended June 30, 1999 and 1998, respectively. The Partnership realized net income of approximately $53,000 and a net loss of approximately $43,000 for the three months ended June 30, 1999 and 1998, respectively. The decrease in net income for the six months ended June 30, 1999, is due to an increase in total expenses partially offset an increase in the equity in net income of the joint venture and by an increase in total revenues. The increase in net income for the three months ended June 30, 1999, is due to an increase in total revenues and equity in net income of joint venture partially offset by an increase in total expenses. The increase in total expenses for the three and six months ended June 30, 1999, is primarily due to an increase in net bad debt expense and general and administrative expense, partially offset by a decrease in operating expenses. The increase in net bad debt expense is attributable to the delinquencies of three tenants at Wendover II, of which the General Partner is currently pursuing collection. The increase in general and administrative expenses is due to the overaccrual of audit expenses in 1997 that were adjusted in 1998. The decrease in operating expenses is primarily due to a decrease in insurance and property expenses. Insurance expense decreased due to lower policy premiums and a refund received due to the cancellation of the precious policies before the end of their period. The decrease in property expense is primarily due to a decrease in salary and salary related expenses due to personnel turnover at Presidential House. The increase in total revenue for the three and six months ended June 30, 1999, is primarily due to and increase in rental income resulting from the timing of billings for common area expenses at Wendover II.

Included in general and administrative expenses at both June 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $949,000 as compared to approximately $632,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents increased by approximately $336,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $272,000 of cash provided by operating activities and approximately $144,000 of cash provided by investing activities which was partially offset by approximately $80,000 of cash used in financing activities. Cash provided by investing activities consisted of a distribution from the Table Mesa joint venture, partially offset by property improvements and replacements and lease commissions paid. Cash used in financing activities primarily consisted of principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in a money market account.

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

Wendover Business Park II, located in Greensboro, North Carolina, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third quarter of 1999. However, there can be no assurance that the sale will be consummated.

Wendover II

During the six months ended June 30, 1999, the Partnership completed approximately $6,000 of capital improvements consisting primarily of HVAC replacements. These improvements were funded by cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $53,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $53,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements and HVAC replacements.

Presidential House

During the six months ended June 30, 1999, the Partnership completed approximately $117,000 of capital improvements consisting primarily of roof replacements, landscaping, carpet and vinyl replacement, appliances, and air conditioning. These improvements were funded by cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $420,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $413,000 for 1999 at this property which include certain of the required improvements and consist of HVAC replacements, carpet and vinyl replacement, landscaping, exterior painting, parking lot repairs, structural improvements, fencing, roof replacements, electrical and plumbing upgrades.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $4,349,000 requires monthly principal and interest payments and requires balloon payments in August 2000 and February 2001. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties to foreclosure.

A distribution of approximately $142,000 ($3.81 per limited partnership unit) was made to the limited partners during the six months ended June 30, 1998. The Partnership's distribution policy will be reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its limited partners in 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 15,872.15 (42.58% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $155 per unit. The offer expired on June 29, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 4,772.00 units. As a result, AIMCO and its affiliates currently own 6,794 units of limited partnership interest in the Partnership representing 18.23% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the three months ended June 30, 1999.

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

                              Date: August 13, 1999