Form 10QSB
period 1999-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 1999-11-15
CIK 725646

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)

                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                 BALANCE SHEET

                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                              $  3,145
Receivables and deposits                                                    242
Other assets                                                                 57
Investment in joint venture                                                 338
Investment in discontinued operations                                       144
Investment property:
Land                                                     $  1,287
Buildings and related personal property                     6,553
                                                            7,840
Less accumulated depreciation                              (5,724)        2,116
                                                                       $  6,042
Liabilities and Partners' Capital
Liabilities
Accounts payable                                                       $     57
Tenant security deposit liabilities                                          65
Accrued property taxes                                                      112
Other liabilities                                                            86
Mortgage notes payable                                                    3,154

Partners' Capital
General partner                                          $      6
Limited partners' (37,273 units issued and
outstanding)                                                2,562         2,568

                                                                       $  6,042

                 See Accompanying Notes to Financial Statements

b)

                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                       1999       1998        1999        1998
Revenues:
Rental income                         $  361     $  331      $1,055      $1,000
Other income                              18         23          57          49
Total revenues                           379        354       1,112       1,049

Expenses:
Operating                                169        177         455         492
General and administrative                28         23         105          62
Depreciation                              71         68         208         204
Interest                                  68         71         208         215
Property taxes                            38         38         112         112
Bad debt expense, net                     13          3          53           9
Total expenses                           387        380       1,141       1,094

Loss before equity in net
income of joint venture and
discontinued operations                   (8)       (26)        (29)        (45)
Equity in net (loss) income of
joint venture                            (62)        26          35          83
(Loss) income before discontinued        (70)        --           6          38
operations
(Loss) income from discontinued
operations                               (35)        40         (29)        101
Gain on sale of discontinued
operations                             1,837         --       1,837          --
Extraordinary loss on early
extinguishment of debt of
discontinued operations                  (45)        --         (45)         --
Net income                            $1,687     $   40      $1,769      $  139

Net (loss) income allocated to
general partner                       $   (2)    $   --      $   (1)     $    1
Net income allocated to limited
partners                               1,689         40       1,770         138
                                      $1,687     $   40      $1,769      $  139
Per limited partnership unit:
(Loss) income before discontinued
operations                            $(1.83)    $   --      $  .19      $ 1.02
(Loss) income from discontinued
operations                              (.94)      1.07        (.78)       2.68
Gain on sale of discontinued
operations                             49.29         --       49.29          --
Extraordinary loss                     (1.21)        --       (1.21)         --
Net income                            $45.31     $ 1.07      $47.49      $ 3.70

Distribution per limited
partnership unit                      $   --     $ 3.76      $   --      $ 7.57


                 See Accompanying Notes to Financial Statements

c)

                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)



                                   Limited
                                 Partnership    General      Limited
                                    Units       Partner     Partners     Total

Original capital contributions      37,273       $    1      $18,637    $18,638

Partners' capital at
December 31, 1998                   37,273       $    7      $   792    $   799

Net (loss) income for the nine
months ended September 30, 1999         --           (1)       1,770      1,769

Partners' capital at
September 30, 1999                  37,273       $    6      $ 2,562    $ 2,568


                 See Accompanying Notes to Financial Statements

d)


                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                               1999        1998
Cash flows from operating activities:
Net income                                                 $ 1,769      $   139
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation                                                   208          308
Amortization of lease commissions and loan costs                16           34
Equity in net income of joint venture                          (35)         (83)
Bad debt expense, net                                           53            7
Gain on sale of discontinued operations                     (1,837)          --
Extraordinary loss on early extinguishment of
debt of discontinued operations                                 45           --
Change in accounts:
Receivables and deposits                                       (16)        (122)
Other assets                                                   (25)          (9)
Investment in discontinued operations                       (1,129)          --
Accounts payable                                                43           (7)
Tenant security deposit liabilities                             (8)           2
Accrued property taxes                                         (30)         153
Other liabilities                                               30          (25)

Net cash (used in) provided by operating
activities                                                    (916)         397

Cash flows from investing activities:
Distribution received from joint venture                       275          100
Lease commission paid                                           --          (11)
Property improvements and replacements                        (263)         (86)
Proceeds from sale of investment property                    3,575           --

Net cash provided by investing activities                    3,587            3

Cash flows from financing activities:
Payments on mortgage notes payable                             (90)        (112)
Distributions paid to limited partners                          --         (282)

Net cash used in financing activities                          (90)        (394)

Net increase in cash and cash equivalents                    2,581            6

Cash and cash equivalents at beginning of period               564          578

Cash and cash equivalents at end of period                 $ 3,145      $   584

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $   264      $   270


                 See Accompanying Notes to Financial Statements

e)

                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the General Partner were incurred during the nine months ended September 30, 1999 and 1998:

                                              1999       1998
                                               (in thousands)

Property management fees (included in
  operating expense and discontinued
  operations)                                 $ 54       $ 72
Reimbursement for services of affiliates
  (included in general and administrative
  expense)                                      35         44

During the nine months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $54,000 and $51,000 for the nine month periods ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's commercial property for providing property management services. The Partnership paid to such affiliates approximately $21,000 for the nine months ended September 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $35,000 and $44,000 for the nine months ended September 30, 1999 and 1998, respectively.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 15,872.15 (approximately 42.58% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $155 per unit. The offer expired on June 29, 1999. Pursuant to the offer, AIMCO Properties, L.P., acquired 4,772.00 units. As a result, AIMCO and its affiliates currently own 6,824.00 units of limited partnership interest in the Partnership representing approximately 18.31% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - INVESTMENT IN JOINT VENTURE

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to net income of approximately $35,000 and $83,000 for the nine months ended September 30, 1999 and 1998, respectively.

The Table Mesa joint venture agreement provides, among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference is not cumulative. During the nine months ended September 30, 1999 and 1998, the Partnership received distributions from the Table Mesa joint venture of approximately $275,000 and $100,000, respectively.

Summarized financial information for Table Mesa at September 30, 1999, is as follows (in thousands):

Assets:
Real and personal property net of accumulated
depreciation                                          $ 5,237
Other assets                                            1,099
Total assets                                                       $ 6,336
Liabilities:
Mortgage payable                                      $ 6,284
Other liabilities                                         464
Total liabilities                                                  $ 6,748
Partners' deficit                                                     (412)
Total liabilities and partners' deficit                            $ 6,336


Summarized results of operations for Table Mesa for each of the nine month periods ended September 30, 1999 and 1998, are as follows (in thousands):

                                         1999        1998

Total revenues                         $ 1,800     $ 1,744
Total expenses                          (1,549)     (1,427)

Net income                             $   251     $   317


NOTE E - SALE OF INVESTMENT PROPERTY

On September 9, 1999, the Partnership sold Wendover Business Park II ("Wendover II") to an unaffiliated third party for net proceeds of approximately $2,417,000 after payoff of the first mortgage and closing costs. The Partnership realized a gain of approximately $1,837,000 on the sale during the third quarter of 1999. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $45,000 during the third quarter of 1999 due to the write off of unamortized loan costs and a prepayement penalty.

The sales transactions are summarized as follows (amounts in thousands):

Sale price, net of selling costs                $ 3,575
Real estate (1)                                  (1,713)
Net other assets                                    (25)
Gain on sale of real estate                     $ 1,837

(1) Net of accumulated depreciation of approximately $2,585,000

The following unaudited pro forma information reflects the operations of the Partnership for the nine months ended September 30, 1999 and 1998, as if Wendover II had been sold on January 1, 1998 (in thousands).

                                                      1999                1998

Revenues, including equity in joint venture          $ 1,156            $ 1,132

Expenses                                              (1,140)            (1,094)
Net income                                           $    16            $    38
Net income per limited partnership unit              $   .43            $  1.02

This pro forma information is not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the periods presented or what may be achieved in the future.

Wendover II was the only property in the commercial segment of the Partnership. Due to the sale of this property, the net assets of Wendover II were classified as "Investment in discontinued operations" as of September 30, 1999. The results of operations of the property have been classified as "Income from discontinued operations" for the three and nine months ended September 30, 1999 and 1998, and the gain on sale of the property is reported as "Gain on sale of discontinued operations". Included in "Investment in discontinued operations" on the balance sheet is the remaining cash and deposits partially offset by accrued liabilities of Wendover II.

NOTE F - DISTRIBUTIONS TO LIMITED PARTNERS

During the nine months ended September 30, 1998, the Partnership declared and paid cash distributions to the limited partners in the amount of approximately $282,000, $7.57 per limited partnership unit, including approximately $2,000 for withholding taxes on behalf of the limited partners.

Subsequent to September 30, 1999, the Partnership declared a cash distribution of approximately $2,594,000 to the limited partners, approximately $69.59 per limited partnership unit, representing proceeds from the sale of Wendover II.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which each reportable segment derives its revenues:

The Partnership has two reportable segments: residential property and commercial property. The Partnership's residential property segment consists of an apartment complex in North Miami Beach, Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of one office building located in Greensboro, North Carolina which was sold on September 9, 1999 (see "Note E" above). Therefore, the commercial segment is reflected as discontinued operations.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segments:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are managed separately because they provide distinct services with different types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999             Residential    Commercial     Other     Totals
                                              (discontinued)
Rental income                      $ 1,055       $    --      $    --   $ 1,055
Other income                            45            --           12        57
Gain on sale of discontinued
operations                              --         1,837           --     1,837
Interest expense                       208            --           --       208
Depreciation                           208            --           --       208
General and administrative expense      --            --          105       105
Equity in income of joint venture       --            --           35        35
Extraordinary loss on early
  extinguishment of debt of
  discontinued operations               --           (45)          --       (45)
Loss from discontinued operations       --           (29)          --       (29)
Segment profit (loss)                   64         1,763          (58)    1,769
Total assets                         2,389           144        3,509     6,042
Capital expenditures for investment
  properties                           263            --           --       263

                1998             Residential    Commercial     Other     Totals
                                              (discontinued)
Rental income                      $ 1,000       $    --      $    --   $ 1,000
Other income                            36            --           13        49
Interest expense                       215            --           --       215
Depreciation                           204            --           --       204
General and administrative expense      --            --           62        62
Equity in income of joint venture       --            --           83        83
Income from discontinued operations     --           101           --       101
Segment profit                           4           101           34       139
Total assets                         2,473         1,993        1,017     5,483
Capital expenditures for investment
  properties                            75            11           --        86


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and other filings with the Securites and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership owns and operates one investment property: Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential was 93% for both the nine months ended September 30, 1999 and 1998. The Partnership also owns a joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado.

Results of Operations

The Partnership realized net income of approximately $1,769,000 and $139,000 for the nine months ended September 30, 1999 and 1998, respectively. The Partnership realized net income of approximately $1,687,000 and $40,000 for the three months ended September 30, 1999 and 1998, respectively. The increase in net income for both the three and nine month periods ended September 30, 1999, is primarily attributable to the gain on sale of Wendover Business Park II ("Wendover II") in September 1999 partially offset by the extraordinary loss on the early entinguishment of debt related to the sale. Excluding the Wendover II sale and operations, the Partnership realized a loss of approximately
$70,000 and net income of $6,000 for the three and nine month periods ended September 30, 1999, respectively. The increase in loss for the three months ended September 30, 1999 and the decrease in income for the nine months ended September 30, 1999, is due to an increase in total expenses and a decrease in the equity in net income of the joint venture. The increase in total expenses for the three and nine months ended September 30, 1999, is primarily due to an increase in bad debt expense and general and administrative expense. The increase in bad debt expense is attributable to delinquencies at Presidential House. The increase in general and administrative expenses is due to increased professional fees in 1999 and the overaccrual of audit expenses in 1997 that were adjusted in 1998. This was partially offset by decreases in operating expenses due to a decrease in insurance and property expense. Insurance expense decreased due to lower policy premiums and a refund received due to the cancellation of the previous policies before the end of their period. The decrease in property expense is primarily due to a decrease in salary and salary related expenses due to personnel turnover at Presidential House.

Included in general and administrative expenses at both September 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

On September 9, 1999, the Partnership sold Wendover Business Park II ("Wendover II") to an unaffiliated third party for net proceeds of approximately $2,417,000 after payoff of the first mortgage and closing costs. The Partnership realized a gain of approximately $1,837,000 on the sale during the third quarter of 1999. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $45,000 during the third quarter of 1999 due to the write off of unamortized loan costs and a prepayement penalty.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of the investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $3,145,000 as compared to approximately $584,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents increased approximately $2,581,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $3,587,000 of cash provided by investing activities which was partially offset by approximately $916,000 of cash used in operating activities and approximately $90,000 of cash used in financing activities. Cash provided by investing activities consists of proceeds from the sale of Wendover II and a distribution from the Table Mesa joint venture partially offset by property improvements and replacements. Cash used in financing activities consists of payments on the mortgage encumbering the Partnership's remaining investment property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's remaining investment property is detailed below.

Presidential House

During the nine months ended September 30, 1999, the Partnership completed approximately $263,000 of capital improvements consisting primarily of structural improvements, roof replacements, and carpet and vinyl replacement. The roof replacements and structural improvements are substantially complete as of September 30, 1999. These improvements were funded by cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $420,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $413,000 for 1999 at this property which include certain of the required improvements and consist of HVAC replacements, carpet and vinyl replacement, landscaping, parking lot enhancements, structural improvements, fencing, roof replacements, electrical and plumbing upgrades.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $3,154,000 requires monthly principal and interest payments and requires a balloon payment in August 2000. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such property to foreclosure.

Distributions of approximately $282,000 ($7.57 per limited partnership unit) were made to the limited partners during the nine months ended September 30, 1998. Subsequent to September 30, 1999, the Partnership declared a cash distribution of approximately $2,594,000 to the limited partners, approximately $69.59 per limited partnership unit, representing proceeds from the sale of Wendover II. This distribution has been recorded as a distribution payable for the nine month period ended September 30, 1999. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient finds from operations, after planned capital improvement expenditures, to permit any additional distributions to its limited partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 15,872.15 (42.58% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $155 per unit. The offer expired on June 29, 1999.
Pursuant to the offer, AIMCO Properties, L.P., acquired 4,772.00 units. As a result, AIMCO and its affiliates currently own 6,824.00 units of limited partnership interest in the Partnership representing 18.31% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


          a)   Exhibits

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               Current report on Form 8-K dated September 9, 1999, and filed on September 23, 1999, disclosing the sale of Wendover Business Park II to SB Orchard, LLC.


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



                              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II


                              By:  DBL Properties Corporation
                                   Its General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: