Form 10KSB
period 1999-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2000-03-30
CIK 725646

March 30, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Drexel Burnham Lambert Real Estates Associates II
      Form 10-KSB
      File No. 2-85829


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller


                  FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   FORM 10-KSB

(Mark One)
 [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,518,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.     Description of Business

Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") was organized on November 2, 1983 as a New York limited partnership pursuant to the Limited Partnership Laws of the State of New York. The general partner of the Partnership is DBL Properties Corporation ("DBL" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO") (see "Change in Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2032, unless terminated prior to such date.

The Partnership's primary business is to operate and hold existing real estate properties for investment. The Partnership acquired interests in five properties during 1984 and 1985. The Partnership continues to own and operate one residential property, Presidential House, and it continues to hold a 50% joint venture interest in Table Mesa, which was sold subsequent to December 31, 1999.

Commencing in February 1984 pursuant to the Prospectus, the Partnership offered 20,000 in Limited Partnership Units (the "Units"). A total of 37,273 Units were sold to the public at $500 per Unit aggregating to approximately $18,637,000. In addition, the General Partner contributed $1,000 for its 1% interest in the Partnership. The offering closed on October 10, 1984. No Limited Partner has made any additional capital contribution after that date. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real estate property investments according to the number of Units held.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation".

 Transfer of Control

On October 1, 1998, Insignia Financial Group, Inc., the sole shareholder of IFGP Corporation, completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:

                                  Date of

Property                          Purchase      Type of Ownership        Use

Presidential House Apartments     10/22/84  Fee ownership subject    Apartments
  North Miami Beach, FL                     to first mortgage        203 units

Schedule of Properties

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                          Gross
                        Carrying    Accumulated                            Federal
Property                  Value    Depreciation      Rate      Method     Tax Basis
                            (in thousands)                             (in thousands)

Presidential House       $7,970       $5,810      5-31.5 yrs     SL        $2,146

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note M - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                         Principal                                        Principal
                         Balance At                                        Balance
                        December 31,   Interest    Period    Maturity       Due At
Properties                  1999         Rate     Amortized    Date      Maturity (1)
                       (in thousands)                                   (in thousands)

Presidential House         $3,122        8.00%     20 yrs    08/01/00       $3,047

(1) See "Item 7. Financial Statement - Note F" for Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 1999 and 1998 for the property was:

                                     Average Annual              Average Annual
                                      Rental Rates                  Occupancy
                                       (per unit)
Properties                        1999             1998         1999        1998

Presidential House               $7,571          $7,210          94%         93%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other properties in the area. The General Partner believes that the property is adequately insured. The multi-family residential property's lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate tax and rate in 1999 for the property was:

                                         1999                 1999
                                        Billing               Rate
                                    (in thousands)

       Presidential House                $142                 2.25%

Capital Improvements

Presidential House

The Partnership completed approximately $393,000 in capital expenditures at Presidential House Apartments as of December 31, 1999, consisting primarily of structural improvements, roof replacements, exterior painting, floor covering replacements, plumbing upgrades, and light fixture upgrades. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,900. Additional improvements may be considered and will depend on the physical condition of the property as well as operating cash flow and anticipated cash flow generated by the property.

Wendover II

The Partnership completed approximately $6,000 in capital expenditures at Wendover II prior to the sale date of September 9, 1999, consisting primarily of HVAC replacements.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 37,273 Individual Investor Units during its offering period through October 1984. The Partnership currently has 1,440 holders of record owning an aggregate of 37,273 Units. An affiliate of the Managing General Partner owns 6,900 Units or 18.512%. no public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/98 - 12/31/98               $  282 (1)           $ 7.57
       01/01/99 - 12/31/99                2,594 (2)            69.59

(1)   Distribution was made from cash from operations.

(2)   Consists  of   approximately   $235,000  of  cash  from   operations   and
      approximately $2,359,000 of sales proceeds from the sale of Wendover II in September 1999.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2000 or subsequent periods.

As of December 31, 1999, the remaining unpaid preferred return arrearage totaled approximately $13,100,000 or approximately $453 per Unit.

Several tender offers were made by various parties, including affiliates of the General Partner, during the year ended December 31, 1999. As a result of these tender offers, AIMCO and its affiliates currently own 6,900 limited partnership units in the Partnership representing 18.512% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $1,803,000 and $122,000 for the years ended December 31, 1999 and 1998, respectively. The increase in net income is primarily attributable to the gain on sale of discontinued operation in September 1999 partially offset by the extraordinary loss on the early extinguishment of the debt and a decrease in income from discontinued operations related to the sale. The Partnership realized income before discontinued operations of approximately $74,000 and $8,000 for the years ended December 31, 1999 and 1998, and extraordinary item, respectively. The increase in income before discontinued operations and extraordinary item for the year ended December 31, 1999, is due to an increase in total revenues and an increase in the equity in the net income of the joint venture partially offset by an increase in total expenses. The increase in total revenues is due to an increase in rental income and other income. The increase in rental income is primarily due to the increase in the average annual rental rate at Presidential House. The increase in other income is primarily due to the increase in interest income as the result of higher average cash balances in interest bearing accounts. The increase in the net income of the joint venture is primarily due to Table Mesa's increase in rental income and decrease in interest expense. The increase in total expenses is primarily due to an increase in bad debt expense and general and administrative expense. The increase in bad debt expense is attributable to delinquencies at Presidential House. The increase in general and administrative expenses is due to increased professional fees in 1999. This was partially offset by a decrease in property tax expense. Property tax expense decreased due to the receipt of a refund in 1999 for the 1998 taxes.

Included in general and administrative expenses at both December 31, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

On September 9, 1999, the Partnership sold Wendover Business Park II ("Wendover II") to an unaffiliated third party for net proceeds of approximately $2,383,000 after payoff of the first mortgage and closing costs. The Partnership realized a gain of approximately $1,804,000 on the sale during the third quarter of 1999. The Partnership also realized a loss on the early extinguishment of the debt encumbering the property of approximately $45,000 during the third quarter of 1999 due to the write off of unamortized loan costs and a prepayment penalty.

The discontinued operation of Wendover II incurred a loss of approximately $30,000 through September 9, 1999, the date of sale, as compared to income of approximately $114,000 for the year ended December 31, 1998. The increase in this loss is primarily due to an increase in bad debt expense for the property.

The Partnership also owned a 50% joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado. The Partnership sold its interest in Table Mesa on March 17, 2000 to an unrelated party for $3,000,000, the General Partner estimates a gain of approximately $2,673,000 will be recognized in the first quarter of 2000.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $52,000 ($1.38 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Capital Resources and Liquidity

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $691,000 as compared to approximately $613,000 at December 31, 1998. For the year ended December 31, 1999, cash and cash equivalents increased approximately $78,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $3,418,000 of cash provided by investing activities and approximately $593,000 of cash provided by operating activities which was partially offset by approximately $3,933,000 of cash used in financing activities. Cash provided by investing activities consists of proceeds from the sale of discontinued operations and a distribution from the Table Mesa joint venture partially offset by property improvements and replacements. Cash used in financing activities consists primarily of distributions to the partners, and to a lesser extent, repayment of a mortgage note, a prepayment penalty, and payments on the mortgage encumbering the Partnership's remaining investment property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,900. Additional improvements may be considered and will depend on the physical condition of the property as well as operating cash flow and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 1999, the mortgage indebtedness of approximately $3,122,000 requires monthly principal and interest payments and a balloon payment on August 1, 2000 at which time the property will either be refinanced or sold. The General Partner is in the process of securing financing for the Partnership's remaining property.

Distributions paid to the limited partners during the year ended December 31, 1999 consisted of approximately $235,000 ($6.30 per limited partnership unit) of cash from operations and approximately $2,359,000 ($63.29 per limited partnership unit) of sales proceeds from the sale of Wendover II in September 1999. During 1998, the Partnership declared and paid cash distributions to the limited partners in the amount of approximately $282,000 ($7.57 per limited partnership unit) including approximately $2,000 for withholding taxes on behalf of the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing, and/or property sale and the availability of cash reserves. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the General Partner, during the year ended December 31, 1999. As a result of these tender offers, AIMCO and its affiliates currently own 6,900 limited partnership units in the Partnership representing 18.512% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Subsequent Event

Sale of Investment in Joint Venture

On March 11, 2000, the Partnership sold its investment in joint venture, Table Mesa Shopping Center ("Table Mesa"). The Partnership realized a gain of approximately $2,673,000 on the sale during the first quarter of 2000.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's business, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities resulting from the Year 2000 issue.

Item 7.     Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Balance Sheet - December 31, 1999

      Statements of Operations - Years ended December 31, 1999 and 1998

      Statements of Changes in Partners' Capital - Years ended December 31, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Financial Statements

                          Independent Auditors' Report

The Partners

Drexel Burnham Lambert Real Estate Associates II



We have audited the accompanying balance sheet of the Drexel Burnham Lambert Real Estate Associates II (the "Partnership") as of December 31, 1999, and the related statements of operations, changes in partners' capital and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

As discussed in Note M to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                                     /s/KPMG LLP

Greenville, South Carolina
March 10, 2000

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                  BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999


Assets

  Cash and cash equivalents                                               $  691
  Receivables and deposits                                                   125
  Other assets                                                                31
  Investment in joint venture (Note D)                                       393
  Investment property (Notes F and I):
       Land                                               $ 1,287
       Buildings and related personal property              6,683
                                                            7,970

       Less accumulated depreciation                       (5,810)         2,160
                                                                         $ 3,400

Liabilities and Partners' Capital

Liabilities

  Accounts payable                                                        $  110
  Tenant security deposit liabilities                                         64
  Other liabilities                                                           96
  Mortgage note payable (Note F)                                           3,122

Partners' Capital

  General partner                                           $ 7
  Limited partners (37,273 units issued
       and outstanding)                                       1                8
                                                                         $ 3,400

                   See Accompanying Notes to Financial Statements


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)

                                                                     Years Ended
                                                                    December 31,

                                                                1999          1998
Revenues:
  Rental income                                               $ 1,434       $ 1,347
  Other income                                                     84            57
     Total revenues                                             1,518         1,404

Expenses:
  Operating                                                       641           639
  General and administrative                                      145            85
  Depreciation                                                    294           278
  Interest                                                        276           286
  Property taxes                                                  123           141
  Bad debt                                                         56            11
     Total expenses                                             1,534         1,440

Loss before equity in net income of joint venture,
  discontinued operation, and extraordinary item                  (16)          (36)

Equity in net income of joint venture                              91            44

Income before discontinued operation and extraordinary
  item                                                             74             8
(Loss) income from discontinued operation                         (30)          114
Gain on sale of discontinued operation (Note E)                 1,804            --
Extraordinary loss on early extinguishment of debt of
  discontinued operation                                          (45)           --

Net income                                                    $ 1,803        $  122

Net income allocated to general partner                       $    --        $    1
Net income allocated to limited partners                        1,803           121
                                                              $ 1,803        $  122
Per limited partnership unit:

  Income before discontinued operation and extraordinary
   item                                                        $ 1.96        $  .21
  (Loss) income from discontinued operation                      (.80)         3.03
  Gain on sale of discontinued operation                        48.40            --
  Extraordinary loss on early extinguishment of debt of
   discontinued operation                                       (1.21)           --

            Net income                                        $ 48.37        $ 3.25

Distributions per limited partnership unit                    $ 69.59        $ 7.57

                   See Accompanying Notes to Financial Statements


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General      Limited
                                          Units       Partner     Partners      Total
Original capital contributions            37,273        $   1      $18,637     $18,638

Partners' (deficit) capital at
  December 31, 1997                       37,273        $   6        $ 953      $   959

Distribution to limited partners              --           --         (282)       (282)

Net income for the year
  ended December 31,1998                      --            1          121         122

Partners' capital at
  December 31, 1998                       37,273            7          792         799

Distributions to limited partners             --           --       (2,594)     (2,594)

Net income for the year
  ended December 31, 1999                     --           --        1,803       1,803

Partners' capital at
  December 31, 1999                       37,273        $ 7          $ 1         $ 8

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                             Years Ended December 31,
                                                                 1999         1998
Cash flows from operating activities:

  Net income                                                    $ 1,803       $  122
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation                                                     413          463
   Amortization of loan costs and lease commissions                  39           46
   Equity in net income of joint venture                            (90)         (44)
   Bad debt expense                                                  56           11
   Gain on sale of discontinued operation                        (1,804)          --
   Extraordinary loss on early extinguishment of debt
      of discontinued operation                                      45           --
   Change in accounts:
      Receivables and deposits                                      180         (176)
      Other assets                                                    5          (26)
      Accounts payable                                               63           (9)
      Tenant security deposit payable                               (35)          (4)
      Accrued property taxes                                       (142)         142
      Other liabilities                                              27          (21)
          Net cash provided by operating activities                 560          504

Cash flows from investing activities:

  Proceeds from sale of discontinued operation                    3,542           --
  Property improvements and replacements                           (366)        (136)
  Distributions received from joint venture                         275          100
          Net cash provided by (used in) investing
            activities                                            3,451          (36)

Cash flows from financing activities:

  Payments of mortgage notes payable                               (148)        (151)
  Prepayment penalty                                                (32)          --
  Repayment of mortgage note payable                             (1,159)          --
  Distributions to partners                                      (2,594)        (282)
          Net cash used in financing activities                  (3,933)        (433)

Net increase in cash and cash equivalents                            78           35

Cash and cash equivalents at beginning of year                      613          578
Cash and cash equivalents at end of year                         $  691        $ 613

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  327        $ 358

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $  33         $  --


                   See Accompanying Notes to Financial Statements


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          Notes to Financial Statements

                                December 31, 1999

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

As of December 31, 1999, the Partnership owns and operates Presidential House at Sky Lake ("Presidential") a residential apartment complex located in North Miami Beach, Florida. The Partnership also owned a 50% joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado. The Partnership sold its interest in Table Mesa on March 17, 2000 (see "Note N" for further discussion).

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at a current market rate, approximates its carrying balance.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Property:

The Partnership's investment property consists of one apartment complex stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the investment properties and related personal property ranging from 15 to
31.5 years for buildings and improvements and from three to seven years for furnishings. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and
(2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see "Note M").

Loan Costs:

Loan costs of approximately $153,000, less accumulated amortization of approximately $139,000 at December 31, 1999, are included in other assets and are being amortized on a straight-line basis over the lives of the respective loans.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on these leases.

The Partnership leased commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents were recognized on a straight-line basis over the terms of the leases. For all other commercial leases, rents were recognized over the terms of the leases as earned.

In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs:

Advertising costs of approximately $32,000 in 1999 and $18,000 in 1998 were charged to expense as incurred and are included in operating expenses.

Segment Reporting:

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note K" for required disclosure.

Reclassifications:

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

Note B - Transfers of Control

On October 1, 1998, Insignia Financial Group, Inc., the sole shareholder of IFGP Corporation, completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                             1999        1998
                                                              (in thousands)
Property management fees (included in operating
  expenses and income from discontinued operation)            $73         $90
Reimbursement for services of affiliates (included in
  general and administrative expenses)                         46          61

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $73,000 and $69,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates approximately $21,000 for the nine months ended September 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $46,000 and $61,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the year ended December 31, 1999. As a result of these tender offers, AIMCO and its affiliates currently own 6,900 limited partnership units in the Partnership representing 18.512% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Investment in Joint Venture

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership accounts for its 50% investment in Table Mesa on the equity method. In accordance with the equity method of accounting, the Partnership's original investment in Table Mesa is increased by advances to Table Mesa and by the Partnership's share of the earnings of Table Mesa. The investment is decreased by distributions from Table Mesa and by the Partnership's share of losses of Table Mesa. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to income of approximately $90,000 and $44,000 for the years ended December 31, 1999 and 1998, respectively.

The Table Mesa joint venture agreement provides, among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. This annual preference is not cumulative. The Partnership received a distribution from the Table Mesa joint venture of approximately $275,000 and $100,000 for the years ended December 31, 1999 and 1998, respectively.

Summarized financial information for Table Mesa at December 31, 1999, is as follows (in thousands):

Assets:
  Real and personal property, net of
   accumulated depreciation                    $ 5,191
  Other assets                                   1,210
      Total assets                                          $ 6,401

Liabilities:
  Mortgage payable                             $ 6,150
  Other liabilities                                517
      Total liabilities                                     $ 6,667

Partners' deficit                                           $  (266)

  Total liabilities and partners' deficit                   $ 6,401

Summarized results of operations for Table Mesa for years ended December 31, 1999 and 1998, are as follows (in thousands):

                                      1999           1998

      Total revenues                 $ 2,342        $ 2,257
      Total expenses                   1,945          1,958

         Net income                  $   397        $   299

Note E - Sale of Discontinued Operation

On September 9, 1999, the Partnership sold Wendover Business Park II ("Wendover II") to an unaffiliated third party for net proceeds of approximately $2,383,000 after payoff of the first mortgage and closing costs. The Partnership realized a gain of approximately $1,804,000 on the sale during the third quarter of 1999. The Partnership also realized a loss on the early extinguishment of the debt encumbering the property of approximately $45,000 during the third quarter of 1999 due to the write off of unamortized loan costs and a prepayment penalty.

Wendover II was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation and gain on sale of discontinued operation. The revenues of this property were approximately $263,000 and $571,000 for 1999 and 1998, respectively. The loss from operations was approximately $30,000 for 1999 and the income from operations was approximately $114,000 for 1998.

Note F - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

                      Principal      Monthly                        Principal
                     Balance At      Payment                         Balance
                    December 31,    Including    Interest Maturity    Due At
Property                1999         Interest     Rate      Date     Maturity
                          (in thousands)                          (in thousands)

Presidential House     $ 3,122         $ 31       8.00%   08/01/00   $ 3,047

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's property and by pledge of revenues from the respective rental property. The mortgage note includes a prepayment penalty if repaid prior to maturity. Further the property may not be sold subject to existing indebtedness. The General Partner is in the process of securing financing for the Partnership's remaining property.

The General Partner is attempting to refinance the existing debt and is working with a lender to refinance such debt. However, there can be assurance that such refinancing will be obtained.

Note G - Partners' Capital

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

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 1999, the unpaid preferred return arrearage totaled approximately $13,100,000.

Note H - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

A reconciliation of the net income per the financial statements to the net taxable income to partners is as follows (in thousands, except unit data):

                                                    Years Ended December 31,
                                                        1999         1998

      Net income as reported                          $ 1,803       $  122
      Depreciation and amortization differences         1,313           20
      Amount of tax loss under book loss of
        equity investees                                  151          143
      Allowance for bad debt                               22           --
      Prepaid rent                                         (1)         (10)
      Federal taxable net income                      $ 3,288       $  275

      Federal taxable income per limited
        partnership unit                              $ 88.21       $ 7.31


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities(in thousands):

                                                         1999

      Net assets as reported                              $   8
        Fixed assets                                       (205)
        Accumulated depreciation                            189
         Investment in joint venture                        295
         Syndication costs                                2,050
         Other assets & liabilities                          20

      Net assets - tax basis                            $ 2,357

Note I - Real Estate and Accumulated Depreciation

                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description               Encumbrance        Land       Properties      Acquisition
                        (in thousands)                                 (in thousands)

Presidential House          $ 3,122        $ 1,510        $ 6,037          $ 423



                 Gross Amount At Which
                        Carried
                  At December 31, 1999
                     (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Year of       Date     Depreciable
Description    Land    Property    Total    Depreciation  Construction  Acquired   Life-Years
                                           (in thousands)

Presidential
  House       $ 1,287   $ 6,683   $ 7,970     $ 5,810      1967-1974      10/84    5-31.5 yrs



Reconciliation of Real Estate and Accumulated Depreciation:

                                              December 31,
                                           1999           1998
                                             (in thousands)
Investment Properties

Balance at beginning of year             $11,869        $11,733
  Property improvements                      399            136
  Disposition of discontinued
    operation                             (4,298)            --
Balance at end of year                   $ 7,970        $11,869

Accumulated Depreciation

Balance at beginning of year             $ 7,982        $ 7,519
  Additions charged to expense               413            463
  Disposition of discontinued

    operation                             (2,585)            --
Balance at end of year                   $ 5,810        $ 7,982


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $7,766,000 and $11,111,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $5,620,000 and $8,549,000, respectively.

Note J- Distributions

Distributions paid to the limited partners during the year ended December 31, 1999 consisted of approximately $235,000 ($6.30 per limited partnership unit) of cash from operations and approximately $2,359,000 ($63.29 per limited partnership unit) of sales proceeds from the sale of Wendover II in September 1999. During 1998, the Partnership declared and paid cash distributions to the limited partners in the amount of approximately $282,000 ($7.57 per limited partnership unit) including approximately $2,000 for withholding taxes on behalf of the limited partners.

Note K - Segment Reporting

Description of the types of products and services from which each reportable segment derives its revenues

The Partnership had two reportable segments: residential property and commercial property. The Partnership's residential property segment consists of an apartment complex in North Miami Beach, Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. On September 9, 1999, the commercial property was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note E" for further discussion regarding the sale).

Measurement of segment profit or loss

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segments

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are managed separately because they provide distinct service with different types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


1999                              Residential    Commercial       Other       Totals
                                               (Discontinued)

Rental income                       $ 1,434         $   --        $   --     $ 1,434
Other income                             56             --            28          84
Interest expense                        276             --            --         276
Depreciation                            294             --            --         294
General and administrative
  expense                                --             --           145         145
Equity in net income of joint
  venture                                --             --            91          91
Gain on sale of discontinued
  operations                             --          1,804            --       1,804
Extraordinary loss on early
  extinguishment of debt of
  discontinued operation                 --            (45)           --         (45)
Loss from discontinued
  operation                              --            (30)           --         (30)
Segment profit (loss)                   100          1,729           (26)      1,803
Total assets                          2,338             --         1,062       3,400
Capital expenditures for
  investment properties                 393              6            --         399



1998                              Residential    Commercial       Other       Totals
                                               (Discontinued)

Rental income                       $ 1,347         $   --         $  --     $ 1,347
Other income                             40             --            17          57
Interest expense                        286             --            --         286
Depreciation                            278             --            --         278
General and administrative
  expense                                --             --            85          85
Equity in net income of joint
  venture                                --             --            44          44
Income from discontinued
  operations                             --            114            --         114
Segment profit (loss)                    32            114           (24)        122
Total assets                          2,454          2,022         1,076       5,552
Capital expenditures for
  investment properties                 112             24            --         136

Note L - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note M - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $52,000 ($1.38 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Note N - Subsequent Event

Sale of Investment in Joint Venture

On March 11, 2000, the Partnership sold its investment in joint venture, Table Mesa Shopping Center ("Table Mesa"). The Partnership realized a gain of approximately $2,673,000 on the sale during the first quarter of 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

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

The names of the directors and executive officers of DBL as of December 31, 1999, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

Name                   Age     Position

Patrick J. Foye        42      Executive Vice President and Director

Martha L. Long         40      Senior Vice President and Controller

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the General Partner during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

                                            Number
       Entity                              of Units            Percentage

       Insignia Properties LP                   10                .027%
         (an affiliate of AIMCO)
       AIMCO Properties LP                   6,890              18.485%
         (an affiliate of AIMCO)

Insignia Properties LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                             1999        1998
                                                              (in thousands)

Property management fees                                      $73         $90
Reimbursement for services of affiliates                       46          61

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $73,000 and $69,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates approximately $21,000 for the nine months ended September 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $46,000 and $61,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the year ended December 31, 1999. As a result of these tender offers, AIMCO and its affiliates currently own 6,900 limited partnership units in the Partnership representing 18.512% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 1999:

            None.

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

                                    Date: March 29, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 29, 2000
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date: March 29, 2000
Martha L. Long          and Controller

                                  EXHIBIT INDEX

Exhibit No.


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

    10.7 Purchase and Sale Contract between Registrant and SB Orchard, LLC, a Colorado limited liability company, dated May 20, 1999.

    10.8 Amendment to Purchase and Sale Contract between Registrant and SB Orchard, LLC, a Colorado limited liability company, dated August 2, 1999.

    10.9 Second Amendment to Purchase and Sale Contract between Registrant and SB Orchard, LLC, a Colorado limited liability company, dated August 23, 1999.

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

    18        Independent Accountants' Preferability   Letter   for   Change  in
              Accounting Principle.

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

                                                                      Exhibit 18


March 10, 2000


Mr. Patrick J. Foye
Executive Vice President
DBL Properties Corporation

General Partner of Drexel Burnham Lambert Real Estate Associates II 55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note M of Notes to the Financial Statements of Drexel Burnham Lambert Real Estate Associates II included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                                     /s/KPMG LLP