Form 10QSB
period 2000-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2000-05-12
CIK 725646

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

                   For the quarterly period ended March 31, 2000


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

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                $ 3,780
   Receivables and deposits                                                      82
   Other assets                                                                  49
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   6,791
                                                                8,078

      Less accumulated depreciation                            (5,888)        2,190

                                                                            $ 6,101

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                          $  145
   Tenant security deposit liabilities                                           61
   Accrued property taxes                                                        36
   Other liabilities                                                             38
   Mortgage notes payable                                                     3,090

Partners' Capital
   General partner                                              $  34
   Limited partners (37,273 units issued and
      outstanding)                                              2,697         2,731

                                                                            $ 6,101

                   See Accompanying Notes to Financial Statements

b)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                              Three Months Ended
                                                                   March 31,
                                                             2000            1999
Revenues:
   Rental income                                            $  360          $ 314
   Other income                                                 12             19
      Total revenues                                           372            333

Expenses:
   Operating                                                   159            128
   General and administrative                                   30             42
   Depreciation                                                 78             68
   Interest                                                     68             70
   Property taxes                                               38             37
      Total expenses                                           373            345

Loss before equity in net income of joint venture,
   discontinued operations and gain on sale of
   investment in joint venture                                  (1)           (12)
Equity in net income of joint venture                           50             56
Income before gain on sale of investment in joint
   venture and discontinued operations                          49             44
Gain on sale of investment in joint venture                  2,674             --
Income from continuing operations                            2,723             44
Loss from discontinued operations                               --            (15)
Net income                                                  $2,723          $  29

Net income allocated to general partner                      $  27           $ --
Net income allocated to limited partners                     2,696             29
                                                            $2,723          $  29
Per limited partnership unit:
   Income before gain on sale of investment in joint
      venture and discontinued operations                   $ 1.31         $ 1.18
   Gain on sale of investment in joint venture               71.02             --
   Income from continuing operations                         72.33           1.18
   Loss from discontinued operations                            --          (0.40)
   Net income                                               $72.33         $ 0.78

                   See Accompanying Notes to Financial Statements

c)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                   (Unaudited)


                                       Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $  1        $18,637    $18,638

Partners' capital at
   December 31, 1999                     37,273        $  7          $   1       $  8

Net income for the three months
   ended March 31, 2000                      --          27          2,696       2,723

Partners' capital at
   March 31, 2000                        37,273        $ 34       $  2,697     $ 2,731

                   See Accompanying Notes to Financial Statements

d)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000         1999
Cash flows from operating activities:
   Net income                                                   $ 2,723       $   29
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                 78          114
        Amortization of lease commissions and loan costs              5           14
        Equity in net income of joint venture                       (50)         (56)
        Bad debt expense, net                                         6           39
        Gain on sale of investment joint venture                 (2,674)          --
        Change in accounts:
            Receivables and deposits                                 37           83
            Other assets                                            (23)           3
            Accounts payable                                         68            5
            Tenant security deposit liabilities                      (3)          (4)
            Accrued property taxes                                   36          (92)
            Other liabilities                                       (58)          (6)
               Net cash provided by operating activities            145          129

Cash flows from investing activities:
   Distribution received from joint venture                         117          275
   Property improvements and replacements                          (141)         (25)
   Proceeds from sale of investment in joint venture              3,000           --
               Net cash provided by investing activities          2,976          250

Cash flows used in financing activities:
   Payments on mortgage notes payable                               (32)         (40)

Net increase in cash and cash equivalents                         3,089          339

Cash and cash equivalents at beginning of period                    691          613
Cash and cash equivalents at end of period                      $ 3,780       $  952

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $  62        $  88

At December 31, 1999 and March 31, 2000, accounts payable and property improvements and replacements were adjusted by approximately $33,000.

                   See Accompanying Notes to Financial Statements

e)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.

Note B - Transactions with Related Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the General Partner were incurred during the three months ended March 31, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

         Property management fees (included in
           operating expense)                            $ 18       $ 17
         Reimbursement for services of affiliates
           (included in investment property and
           general and administrative expense)             19         16

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $18,000 and $17,000 for the three month periods ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $19,000 and $16,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 6,900 limited partnership units in the Partnership representing 18.512% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Investment in Joint Venture and Sale of Investment in Joint Venture

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owns a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to net income of approximately $50,000 and $56,000 for the three months ended March 31, 2000 and 1999, respectively. On March 17, 2000, the Partnership sold its investment in joint venture, Table Mesa Shopping Center ("Table Mesa") for approximately $3,000,000. The Partnership realized a gain of approximately $2,674,000 on the sale during the first quarter of 2000.

The Table Mesa joint venture agreement provides, among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference is not cumulative. During the three months ended March 31, 2000 and 1999, the Partnership received distributions from the Table Mesa joint venture of approximately $117,000 and $275,000, respectively.

Summarized results of operations for Table Mesa for each of the three month periods ended March 31, 2000 and 1999, are as follows (in thousands):

                                                     2000         1999

            Total revenues                           $ 451       $ 627
            Total expenses                            (346)       (460)

               Net income                            $ 105       $ 167

Note D - Discontinued Operation

On September 9, 1999, the Partnership sold Wendover Business Park II ("Wendover II") to an unaffiliated third party. Wendover II was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operation. The revenues of this property were approximately $90,000 and the loss from operations was approximately $15,000 for the three months ended March 31, 1999.

Note E - Segment Reporting

Description of the types of products and services from which each reportable segment derives its revenues:

The Partnership had two reportable segments: residential property and commercial property. The Partnership's residential property segment consists of an apartment complex in North Miami Beach, Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. On September 9, 1999, the commercial property was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note E" for further discussion).

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segments:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

               2000                  Residential    Other      Totals

Rental income                           $ 360       $   --      $ 360
Other income                                 9           3         12
Interest expense                            68          --         68
Depreciation                                78          --         78
General and administrative
  expense                                   --          30         30
Equity in income of joint venture           --          50         50
Gain on sale of investment in
  joint venture                             --       2,674      2,674
Segment profit                              26       2,697      2,723
Total assets                             2,376       3,725      6,101
Capital expenditures for
  investment property                      108          --        108


                1999                 Residential     Commercial       Other     Totals
                                                   (discontinued)
Rental income                           $  314           $ --         $  --     $ 314
Other income                                15             --             4        19
Interest expense                            70             --            --        70
Depreciation                                68             --            --        68
General and administrative                  --             --            42        42
  expense
Equity in income of joint venture           --             --            56        56
Segment profit (loss)                       26            (15)           18        29
Total assets                             2,352          1,950         1,142     5,444
Capital expenditures for
  investment properties                     19              6            --        25

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership owns and operates one investment property: Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential was 96% and 91% for the three months ended March 31, 2000 and 1999, respectively. The Partnership attributes the increase in occupancy to improved marketing efforts.

Results of Operations

The Partnership realized net income of approximately $2,723,000 and $29,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in net income is primarily attributable to the gain on the sale of the investment in joint venture on March 17, 2000. The Partnership realized income before discontinued operations and gain on the sale of investment in joint venture of approximately $49,000 and $44,000 for the three month periods ended March 31, 2000 and 1999, respectively. The increase in income before discontinued operations and gain on the sale of investment in joint venture for the three months ended March 31, 2000 is primarily due to an increase in total revenues offset by an increase in total expenses and a decrease in the equity in net income of the joint venture. The increase in total revenues for the three months ended March 31, 2000, is primarily due to an increase in rental income offset by a decrease in other income. Rental income increased as a result of increased occupancy at Presidential House as noted above. The decrease in other income is primarily due to decreased tenant charges for the period ended March 31, 2000 compared to the same period in 1999. Total expenses increased as a result of increased operating expenses and depreciation expense offset by a decrease in general and administrative expense. The increase in operating expenses is primarily attributed to increased maintenance expense and advertising expense at Presidential House. Maintenance expense increased as a result of repairs due to damages from hurricane Irene in October 1999, increased garbage collection expenses, and building maintenance materials. Advertising expense increased as a result of increased marketing efforts. Depreciation expense increased due to the depreciation of fixed asset additions during the past twelve months.

The decrease in general and administrative expenses is due to decreased professional fees in 2000. Included in general and administrative expenses at both March 31, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

On March 17, 2000, the Partnership sold its investment in joint venture, Table Mesa Shopping Center ("Table Mesa") for approximately $3,000,000. The Partnership realized a gain of approximately $2,674,000 on the sale during the first quarter of 2000.

On September 9, 1999, the Partnership sold Wendover Business Park II ("Wendover II") to an unaffiliated third party. Wendover II was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operation. The revenues of this property were approximately $90,000 and the loss from operations was approximately $15,000 for the three months ended March 31, 1999.

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

Capital Resources and Liquidity

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $3,780,000 as compared to approximately $952,000 at March 31, 1999. For the three months ended March 31, 2000, cash and cash equivalents increased approximately $3,089,000 from the Partnership's year ended December 31, 1999. The increase in cash and cash equivalents is due to approximately $2,976,000 of cash provided by investing activities and approximately $145,000 of cash provided by operating activities partially offset by approximately
$32,000 of cash used in financing activities. Cash provided by investing activities consists of proceeds from the sale of the investment in joint venture and a distribution from the Table Mesa joint venture partially offset by property improvements and replacements. Cash used in financing activities consists of payments on the mortgage encumbering the Partnership's remaining investment property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's remaining investment property are detailed below.

Presidential House

Approximately $149,000 has been budgeted for 2000 for capital improvements at Presidential House consisting primarily of floor covering replacements, appliance replacements, structural improvements, plumbing improvements, and swimming pool enhancements. During the three months ended March 31, 2000, the Partnership completed approximately $108,000 of capital improvements consisting primarily of exterior painting, floor covering replacements, and major landscaping. Additional improvements may be considered and will depend on the physical condition of the property as well as operating cash flow and anticipated cash flow generated by the property.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $3,090,000 requires monthly principal and interest payments and requires a balloon payment in August 2000 at which time the property will be refinanced or sold. The General Partner is in the process of securing replacement financing for the investment property. No distributions were made during the three month periods ended March 31, 2000 or 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION



ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the three months ended March 31, 2000.

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