Form 10QSB
period 2000-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2000-08-11
CIK 725646

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

                    For the quarterly period ended June 30, 2000


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

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                $ 1,155
   Receivables and deposits                                                      82
   Other assets                                                                 182
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   6,820
                                                                8,107

      Less accumulated depreciation                            (5,970)        2,137

                                                                            $ 3,556

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $  65
   Tenant security deposit liabilities                                           62
   Accrued property taxes                                                        71
   Other liabilities                                                             31
   Mortgage note payable                                                      4,200

Partners' Capital (Deficit)
   General partner                                              $  34
   Limited partners (37,273 units issued and
      outstanding)                                               (907)         (873)

                                                                            $ 3,556

                   See Accompanying Notes to Financial Statements

b)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                    Three Months             Six Months
                                                   Ended June 30,          Ended June 30,
                                                  2000        1999        2000        1999
                                                           (Restated)              (Restated)

Revenues:
  Rental income                                  $  354       $ 340       $ 714       $ 654
  Other income                                       50          19          62          38
       Total revenues                               404         359         776         692

Expenses:
  Operating                                         160         157         319         285
  General and administrative                         52          35          82          77
  Depreciation                                       82          69         160         137
  Interest                                           66          69         134         139
  Property taxes                                     36          38          74          75
       Total expenses                               396         368         769         713

Income  (loss)  before  equity  in net  income
  of joint  venture,  discontinued operations
  and gain on sale of investment in joint
  venture                                             8          (9)          7         (21)
Equity in net income of joint venture                --          41          50          97
Income before gain on sale of investment
  in joint venture and discontinued
  operations                                          8          32          57          76

Gain on sale of investment in joint venture          --          --       2,674          --
Income from continuing operations                     8          32       2,731          76
Income from discontinued operations                  --          21          --           6
Net income                                        $   8        $ 53     $ 2,731        $ 82

Net income allocated to general partner           $  --        $  1        $ 27        $  1
Net income allocated to limited partners              8          52       2,704          81
                                                  $   8        $ 53     $ 2,731        $ 82

Per limited partnership unit:
  Income before gain on sale of
   investment in joint venture and
   discontinued operations                       $ 0.21      $ 0.84      $ 1.52      $ 2.01
  Gain on sale of investment in joint
   venture                                           --          --       71.02          --
  Income from continuing operations                0.21        0.84       72.54        2.01
  Income from discontinued operations                --        0.56          --        0.16
Net income                                       $ 0.21      $ 1.40     $ 72.54      $ 2.17

Distributions per limited partnership unit      $ 96.91       $ --      $ 96.91       $  --


                   See Accompanying Notes to Financial Statements

c)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                       Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $   1      $18,637    $18,638

Partners' capital at
   December 31, 1999                     37,273        $   7          $ 1        $ 8

Distributions to limited partners            --           --       (3,612)    (3,612)

Net income for the six months
   ended June 30, 2000                       --           27        2,704      2,731

Partners' capital (deficit) at
   June 30, 2000                         37,273        $  34       $ (907)    $ (873)

                   See Accompanying Notes to Financial Statements

d)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000         1999
Cash flows from operating activities:
   Net income                                                   $ 2,731       $   82
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                160          222
        Amortization of lease commissions and loan costs             11           23
        Equity in net income of joint venture                       (50)         (97)
        Bad debt expense, net                                        31          101
        Gain on sale of investment in joint venture              (2,674)          --
        Change in accounts:
            Receivables and deposits                                 12          (26)
            Other assets                                             (1)           3
            Accounts payable                                        (12)           6
            Tenant security deposit liabilities                      (2)          (4)
            Accrued property taxes                                   71          (42)
            Other liabilities                                       (65)           4
               Net cash provided by operating activities            212          272

Cash flows from investing activities:

   Distribution received from joint venture                         117          275
   Proceeds from sale of investment in joint venture              3,000           --
   Property improvements and replacements                          (170)        (123)
   Lease commissions paid                                            --           (8)
               Net cash provided by investing activities          2,947          144

Cash flows from financing activities:

   Payments on mortgage notes payable                               (64)         (80)
   Repayment of mortgage note payable                            (3,058)          --
   Proceeds from mortgage note payable                            4,200           --
   Loan costs paid                                                 (161)          --
   Distributions to limited partners                             (3,612)          --
               Net cash used in financing activities             (2,695)         (80)

Net increase in cash and cash equivalents                           464          336

Cash and cash equivalents at beginning of period                    691          613
Cash and cash equivalents at end of period                      $ 1,155       $  949

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $  144        $ 175

At December 31, 1999, approximately $33,000 of property improvements and replacements were in accounts payable.

                   See Accompanying Notes to Financial Statements

e)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.

Note B - Transactions with Related Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the General Partner were incurred during the six months ended June 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

         Property management fees (included in
           operating expense)                            $ 36       $ 35
         Reimbursement for services of affiliates
           (included in investment property and
           general and administrative expense)             27         22

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $36,000 and $35,000 for the six month periods ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $27,000 and $22,000 for the six months ended June 30, 2000 and 1999, respectively.

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

Note C - Investment in Joint Venture and Sale of Investment in Joint Venture

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owned a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to income of approximately $50,000 and $97,000 for the six months ended June 30, 2000 and 1999, respectively. The Partnership's equity in the operations of Table Mesa amounted to income of approximately $41,000 for the three months ended June 30, 1999. On March 17, 2000, the Partnership sold its investment in joint venture, Table Mesa Shopping Center ("Table Mesa") for approximately $3,000,000. The Partnership realized a gain of approximately $2,674,000 on the sale during the first quarter of 2000.

The Table Mesa joint venture agreement provides, among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference is not cumulative. During the six months ended June 30, 2000 and 1999, the Partnership received distributions from the Table Mesa joint venture of approximately $117,000 and $275,000, respectively.

Summarized results of operations for Table Mesa for the three months ended March 31, 2000 and the six months ended June 30, 1999, are as follows (in thousands):

                                         Three Months Ended    Six Months Ended
                                           March 31, 2000       June 30, 1999

            Total revenues                      $ 451               $1,203
            Total expenses                       (346)                (976)
               Net income                       $ 105               $  227

Note D - Refinancing

On June 30, 2000, the Partnership refinanced the mortgage encumbering Presidential House. Interest on the new mortgage is 7.96%. Interest on the old mortgage was 8.00%. The refinancing replaced indebtedness of approximately $3,058,000, including accrued interest of approximately $20,000 with a new mortgage in the amount of $4,200,000. Payments of approximately $35,000 are due on the first day of each month until the loan matures on July 1, 2020. The prior note matured in September 1999.

Note E - Distributions

The Partnership distributed approximately $3,612,000 to the limited partners ($96.91 per limited partnership unit) during the six month period ended June 30, 2000. These distributions consisted of approximately $2,970,000 ($79.68 per limited partnership unit) of proceeds from the sale of the Partnership's investment in the Table Mesa joint venture and approximately $642,000 ($17.23 per limited partnership unit) of cash from operations. No distributions were made during the six month period ended June 30, 1999.

Note F - Discontinued Operations

On September 9, 1999, the Partnership sold Wendover Business Park II ("Wendover II") to an unaffiliated third party. Wendover II was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations. The revenues of this property were approximately $117,000 and $207,000 and the restated income from operations was approximately $21,000 and $6,000 for the three and six months ended June 30, 1999, respectively.

Note G - Segment Reporting

Description of the types of products and services from which each reportable segment derives its revenues:

The Partnership had two reportable segments: residential property and commercial property. The Partnership's residential property segment consists of an apartment complex in North Miami Beach, Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. On September 9, 1999, the commercial property was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note F" for further discussion).

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

        Three months ended June 30, 2000           Residential     Other      Totals

Rental income                                         $  354       $   --       $ 354
Other income                                              18           32          50
Interest expense                                          66           --          66
Depreciation                                              82           --          82
General and administrative expense                        --           52          52
Segment profit (loss)                                     28          (20)          8


         Six months ended June 30, 2000            Residential     Other       Totals

Rental income                                         $  714        $  --       $ 714
Other income                                              27           35          62
Interest expense                                         134           --         134
Depreciation                                             160           --         160
General and administrative expense                        --           82          82
Equity in income of joint venture                         --           50          50
Gain on sale of investment in joint venture               --        2,674       2,674
Segment profit                                            54        2,677       2,731
Total assets                                           2,465        1,091       3,556
Capital expenditures for investment property             137           --         137


  Three months ended June 30, 1999   Residential     Commercial      Other     Totals
                                                   (discontinued)
Rental income                           $  340           $ --         $  --     $ 340
Other income                                15             --             4        19
Interest expense                            69             --            --        69
Depreciation                                69             --            --        69
General and administrative
  expense                                   --             --            35        35
Equity in income of joint venture           --             --            41        41
Segment profit                              22             21            10        53


   Six months ended June 30, 1999    Residential     Commercial      Other     Totals
                                                   (discontinued)
Rental income                           $  654           $ --         $  --     $ 654
Other income                                30             --             8        38
Interest expense                           139             --            --       139
Depreciation                               137             --            --       137
General and administrative
  expense                                   --             --            77        77
Equity in income of joint venture           --             --            97        97
Segment profit                              48              6            28        82
Total assets                             2,381          1,927         1,204     5,512
Capital expenditures for
  investment properties                    117              6            --       123

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

The Partnership owns and operates one investment property: Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential was 96% and 93% for the six months ended June 30, 2000 and 1999, respectively. The Partnership attributes the increase in occupancy to improved marketing efforts.

Results of Operations

The Partnership realized net income of approximately $2,731,000 and $82,000 for the six months ended June 30, 2000 and 1999, respectively. The Partnership realized net income of approximately $8,000 and $53,000 for the three month periods ended June 30, 2000 and 1999, respectively. The increase in net income for the six months ended June 30, 2000 is primarily attributable to the gain on the sale of the investment in joint venture on March 17, 2000. The Partnership realized income before gain on the sale of investment in joint venture and discontinued operations of approximately $57,000 and $76,000 for the six month periods ended June 30, 2000 and 1999, respectively. This decrease is primarily due to a decrease in equity in net income of the joint venture and an increase in total expenses partially offset by an increase in total revenues. The Partnership realized income before gain on sale of investment in joint venture and discontinued operations for the three month period ended June 30, 2000 and 1999 of approximately $8,000 and $32,000, respectively. This decrease is primarily as a result of decreases in income from discontinued operations and equity in the net income of the joint venture.

Total expenses for the six month period ended June 30, 2000 increased primarily as a result of increased operating expenses and depreciation expense. The increase in operating expenses is primarily attributed to increased insurance expense and property expense at Presidential House. Insurance expense increased as a result of increased policy premiums in 2000 and insurance refunds received during 1999. Property expense increased as a result of increased salary expense and utility costs. Depreciation expense increased due to the depreciation of fixed asset additions during the past twelve months. Total expenses for the three month period ended June 30, 2000 increased primarily as a result of increased depreciation expense, as discussed above, and general and administrative expenses. General and administrative expenses increased for the three month period ended June 30, 2000 as a result of increased professional expenses related to the management of the Partnership. The increase in total revenues for the three and six months ended June 30, 2000, is primarily due to an increase in rental and other income. Rental income increased as a result of increased occupancy at Presidential House as noted above. The increase in other income is primarily due to increased interest income on cash held in interest bearing accounts for the period ended June 30, 2000 compared to the same period in 1999. The increase in other income is also attributed to a decrease in bad debt expense. Bad debt expense decreased as a result of improved delinquencies during the three and six month periods ended June 30, 2000.

Included in general and administrative expenses at both June 30, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

On March 17, 2000, the Partnership sold its investment in joint venture, Table Mesa Shopping Center ("Table Mesa") for approximately $3,000,000. The Partnership realized a gain of approximately $2,674,000 on the sale during the first quarter of 2000.

On September 9, 1999, the Partnership sold Wendover Business Park II ("Wendover II") to an unaffiliated third party. Wendover II was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation. The revenues of this property were approximately $117,000 and $207,000 and the restated income from operations was approximately $21,000 and $6,000 for the three and six months ended June 30, 1999, respectively.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $1,155,000 as compared to approximately $949,000 at June 30, 1999. For the six months ended June 30, 2000, cash and cash equivalents increased approximately $464,000 from the Partnership's year ended December 31, 1999. The increase in cash and cash equivalents is due to approximately $2,947,000 of cash provided by investing activities and approximately $212,000 of cash provided by operating activities partially offset by approximately $2,695,000 of cash used in financing activities. Cash provided by investing activities consists of proceeds from the sale of the investment in joint venture and distributions from the joint venture partially offset by property improvements and replacements. Cash used in financing activities consists of repayment of the existing loan balance at Presidential House, loan costs in relation to the refinance, distributions to the limited partners, and payments on the mortgage encumbering the Partnership's investment property partially offset by proceeds from the refinance of the loan encumbering Presidential House. The Partnership invests its working capital reserves in a money market account.

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

Presidential House

Approximately $149,000 has been budgeted for 2000 for capital improvements at Presidential House consisting primarily of floor covering replacements, appliance replacements, structural improvements, plumbing improvements, and swimming pool enhancements. During the six months ended June 30, 2000, the Partnership completed approximately $137,000 of budgeted and unbudgeted capital improvements consisting primarily of exterior painting, floor covering replacements, structural and other building improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as operating cash flow and anticipated cash flow generated by the property.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. On June 30, 2000, the Partnership refinanced the mortgage encumbering Presidential House. The interest rate on the new mortgage is 7.96%. The interest rate on the old mortgage was 8.00%. The refinancing replaced indebtedness of approximately $3,058,000, including accrued interest of approximately $20,000 with a new mortgage in the amount of $4,200,000. Payments of approximately $35,000 are due on the first day of each month until the loan matures on July 1, 2020. The prior note matured in September 1999.

The Partnership distributed approximately $3,612,000 to the limited partners ($96.91 per limited partnership unit) during the six month period ended June 30, 2000. These distributions consisted of approximately $2,970,000 ($79.68 per limited partnership unit) of proceeds from the sale of the Partnership's investment in the Table Mesa joint venture and approximately $642,000 ($17.23 per limited partnership unit) of cash from operations. No distributions were made during the six month period ended June 30, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)      Exhibits

                    Exhibit 10.10, Multifamily Note dated June 29, 2000, by and between Drexel Burnham Lambert Estate Associates II, a New York limited partnership, and ARCS Commercial Mortgage Co., L.P., a California limited partnership.

                    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)      Reports on Form 8-K:

                    None filed during the quarter ended June 30, 2000.

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

                                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                 By:      DBL Properties Corporation
                                          Its General Partner

                                 By:      /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                 By:      /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                 Date:

                                                                   Exhibit 10.10

                                                               FHLMC#  002685043

                                   EXHIBIT "C"

                                MULTIFAMILY NOTE

                                  (MULTISTATE)

US $4,200,000.00                                             As of June 29, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of ARCS COMMERCIAL MORTGAGE CO., L.P., a California limited partnership, the principal sum of FOUR MILLION TWO HUNDRED THOUSAND AND 00/100 Dollars (US $4,200,000.00), with interest on the unpaid principal balance at the annual rate of Seven and 96/100 percent (7.96%).

      1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

      2. Address for Payment. All payments due under this Note shall be payable at 26901 Agoura Road, Suite 200, Calabasas Hills, California 91301, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

     3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

      (a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

      (b) Consecutive monthly installments of principal and interest, each in the amount of THIRTY-FIVE THOUSAND TWENTY-SIX AND 00/100 Dollars (US $35,026.00), shall be payable on the first day of each month beginning on August 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on July 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      (c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

      4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

      5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

      6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

      7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within TEN (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to FIVE (5%) percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

      8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      9.    Limits on Personal Liability.

      (a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

      (b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to Zero percent (0%)of the ORIGINAL principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

      (c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

      (d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

      (e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

      (f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

      (g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

            (1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

            (2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

            (3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

      (b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than ONE HUNDRED EIGHTY (180) days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

      (c)   Schedule A is hereby incorporated by reference into this Note.

      (d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      (e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      (f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

      12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

      13. Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

      14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

     15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

     16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

     17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

     18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

     19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

      20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

      | X |    Schedule A      Prepayment Premium (required)

      | X |    Schedule B      Modifications to Multifamily Note

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

                                    DREXEL BURNHAM LAMBERT REAL ESTATE
                                     ASSOCIATES II LIMITED PARTNERSHIP, a
                                     New York limited partnership

                                    By:DBL PROPERTIES CORPORATION, a
                                       New York corporation, Its General Partner


                                       By:
                                          Name:       Patti K. Fielding
                                          Title:      Vice President

                                   3-32022859
                                   Borrower's Social Security/Employer ID Number

                                   SCHEDULE A

                               PREPAYMENT PREMIUM

Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

      (a) If the prepayment is made between the date of this Note and the date that is ONE HUNDRED EIGHTY (180) months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

      (i)   1.0% of the unpaid principal balance of this Note; or

      (ii)  the product obtained by multiplying:

            (A)   the amount of principal being prepaid,

                  by

            (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                  by

            (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

               Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

               Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

               Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February, 2015, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

               Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                  [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

      (b)  If  the  prepayment  is  made  after  the  expiration  of  the  Yield
Maintenance Period but more than ONE HUNDRED EIGHTY (180) days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

      So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.    Paragraph  9(c) of the Note is amended to add the  following  subparagraph
      (4): (4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.