Form 10QSB
period 2000-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2000-11-13
CIK 725646

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

                 For the quarterly period ended September 30, 2000


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

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000


Assets
   Cash and cash equivalents                                                 $  226
   Receivables and deposits                                                      93
   Other assets                                                                 192
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   6,870
                                                                8,157
      Less accumulated depreciation                            (6,050)        2,107

                                                                            $ 2,618
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $  44
   Tenant security deposit liabilities                                           67
   Accrued property taxes                                                       118
   Other liabilities                                                             80
   Mortgage note payable                                                      4,186

Partners' Capital (Deficit)
   General partner                                              $  34
   Limited partners (37,273 units issued and
      outstanding)                                             (1,911)       (1,877)

                                                                            $ 2,618

                   See Accompanying Notes to Financial Statements

b)
                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                                      Three Months             Nine Months
                                                   Ended September 30,     Ended September 30,
                                                    2000        1999        2000        1999
                                                             (Restated)              (Restated)
Revenues:
  Rental income                                     $  389       $ 348    $ 1,103     $ 1,002
  Other income                                          34          19         96          57
       Total revenues                                  423         367      1,199       1,059
Expenses:
  Operating                                            169         170        488         455
  General and administrative                            47          28        129         105
  Depreciation                                          80          71        240         208
  Interest                                              86          69        220         208
  Property taxes                                        36          37        110         112
       Total expenses                                  418         375      1,187       1,088

Income (loss) before equity in net (loss)
  income of joint  venture, (loss) gain on sale
  of investment in joint venture, discontinued
  operations, gain on sale  of discontinued
  operations, and extraordinary loss                     5          (8)        12         (29)
Equity in net (loss) income of joint venture            --         (62)        50          35
Income (loss) before (loss) gain on sale of
  investment in joint venture, discontinued
  operations, gain on sale of discontinued
  operations, and extraordinary loss                     5         (70)        62           6

(Loss) gain on sale of investment in joint
  venture                                               (7)         --      2,667          --
(Loss) income from continuing operations                (2)        (70)     2,729           6
Loss from discontinued operations                       --         (35)        --         (29)
Gain on sale of discontinued operations                 --       1,837         --       1,837
Extraordinary loss on early extinguishment
  of debt of discontinued operations                    --         (45)        --         (45)
Net (loss) income                                   $   (2)    $ 1,687    $ 2,729     $ 1,769

Net (loss) income allocated to general
  partner                                           $   --        $ (2)      $ 27        $ (1)
Net (loss) income allocated to limited
  partners                                              (2)      1,689      2,702       1,770
                                                    $   (2)    $ 1,687    $ 2,729     $ 1,769
Per limited partnership unit:
  Income (loss) before (loss) gain on sale of
   investment in joint venture, discontinued
   operations, gain on sale of discontinued
   operations, and extraordinary loss               $ 0.14     $ (1.83)    $ 1.66      $ 0.19
  (Loss) gain on sale of investment in
   joint venture                                     (0.19)         --      70.83          --
  (Loss) income from continuing operations           (0.05)      (1.83)     72.49        0.19
  Loss from discontinued operations                     --       (0.94)        --       (0.78)
  Gain on sale of discontinued operations               --       49.29         --       49.29
  Extraordinary loss                                    --       (1.21)        --       (1.21)
Net (loss) income                                  $ (0.05)    $ 45.31    $ 72.49     $ 47.49
Distributions per limited partnership unit         $ 26.88     $    --    $123.79     $    --

                   See Accompanying Notes to Financial Statements

c)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                       Limited
                                      Partnership    General     Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $   1      $18,637    $18,638

Partners' capital at
   December 31, 1999                     37,273        $   7      $     1    $     8

Distributions to limited partners            --           --       (4,614)    (4,614)

Net income for the nine months
   ended September 30, 2000                  --           27        2,702      2,729

Partners' capital (deficit) at
   September 30, 2000                    37,273        $  34       $(1,911)   $(1,877)

                   See Accompanying Notes to Financial Statements

d)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
   Net income                                                   $ 2,729      $ 1,769
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation                                                240          208
        Amortization of lease commissions and loan costs             13           16
        Equity in net income of joint venture                       (50)         (35)
        Bad debt expense, net                                        34           53
        Gain on sale of investment in joint venture              (2,667)          --
        Gain on sale of discontinued operations                      --       (1,837)
        Extraordinary loss on early extinguishment of debt
          of discontinued operations                                 --           45
        Change in accounts:
          Receivables and deposits                                   (2)         (16)
          Other assets                                              (15)         (25)
          Investment in discontinued operations                      --       (1,129)
          Accounts payable                                          (33)          43
          Tenant security deposit liabilities                         3           (8)
          Accrued property taxes                                    118          (30)
          Other liabilities                                         (16)          30
            Net cash provided by (used in)
               operating activities                                 354         (916)

Cash flows from investing activities:
   Distribution received from joint venture                         117          275
   Proceeds from sale of investment in joint venture              3,000           --
   Proceeds from sale of discontinued operations                     --        3,575
   Property improvements and replacements                          (220)        (263)
            Net cash provided by investing activities             2,897        3,587

Cash flows from financing activities:
   Payments on mortgage notes payable                               (78)         (90)
   Repayment of mortgage note payable                            (3,058)          --
   Proceeds from mortgage note payable                            4,200           --
   Loan costs paid                                                 (166)          --
   Distributions to limited partners                             (4,614)          --
            Net cash used in financing activities                (3,716)         (90)

Net (decrease) increase in cash and cash equivalents               (465)       2,581

Cash and cash equivalents at beginning of period                    691          564
Cash and cash equivalents at end of period                       $  226      $ 3,145

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $  200        $ 264

At December 31, 1999, approximately $33,000 of property improvements and replacements were in accounts payable.

                   See Accompanying Notes to Financial Statements

e)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.

Note B - Transactions with Related Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the General Partner were incurred during the nine months ended September 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

         Property management fees (included in
           operating expense)                            $ 57       $ 54
         Reimbursement for services of affiliates
           (included in investment property and
           operating and general and administrative
           expense)                                        50         35

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $57,000 and $54,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 and $35,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 6,900 limited partnership units in the Partnership representing 18.512% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Investment in Joint Venture and Sale of Investment in Joint Venture

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owned a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to income of approximately $50,000 and $35,000 for the nine months ended September 30, 2000 and 1999, respectively. The Partnership's equity in the operations of Table Mesa amounted to a loss of approximately $62,000 for the three months ended September 30, 1999. On March 17, 2000, the Partnership sold its investment in joint venture, Table Mesa Shopping Center ("Table Mesa") for approximately $3,000,000. The Partnership realized a gain of approximately $2,667,000 on the sale during the first quarter of 2000.

The Table Mesa joint venture agreement provides, among other things, that the Partnership shall be entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference is not cumulative. During the nine months ended September 30, 2000 and 1999, the Partnership received distributions from the Table Mesa joint venture of approximately $117,000 and $275,000, respectively.

Summarized results of operations for Table Mesa for the three months ended March 31, 2000 and the nine months ended September 30, 1999, are as follows (in thousands):

                                          Nine Months Ended   Nine Months Ended
                                         September 30, 2000   September 30, 1999

            Total revenues                      $ 451              $ 1,800
            Total expenses                       (346)              (1,549)

               Net income                       $ 105               $  251

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

Note E - Distributions

The Partnership distributed approximately $4,614,000 to the limited partners ($123.79 per limited partnership unit) during the nine month period ended September 30, 2000. These distributions consisted of approximately $2,970,000 ($79.68 per limited partnership unit) of proceeds from the sale of the Partnership's investment in the Table Mesa joint venture, approximately $981,000 ($26.32 per limited partnership unit) of proceeds from the refinancing of Presidential House and approximately $663,000 ($17.79 per limited partnership unit) of cash from operations. No distributions were made during the nine month period ended September 30, 1999.

Note F - Discontinued Operations

On September 9, 1999, the Partnership sold Wendover Business Park II ("Wendover II") to an unaffiliated third party. Wendover II was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operations. The revenues of this property were approximately $64,000 and $271,000 and the restated loss from operations was approximately $35,000 and $29,000 for the three and nine months ended September 30, 1999, respectively.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


               Three Months Ended
               September 30, 2000                  Residential     Other      Totals

Rental income                                         $  389        $  --       $ 389
Other income                                              24           10          34
Interest expense                                          86           --          86
Depreciation                                              80           --          80
General and administrative expense                        --           47          47
Loss on sale of investment in joint venture               --           (7)         (7)
Segment profit (loss)                                     42          (44)         (2)


                Nine Months Ended
               September 30, 2000                  Residential     Other       Totals

Rental income                                        $ 1,103        $  --     $ 1,103
Other income                                              51           45          96
Interest expense                                         220           --         220
Depreciation                                             240           --         240
General and administrative expense                        --          129         129
Equity in income of joint venture                         --           50          50
Gain on sale of investment in joint venture               --        2,667       2,667
Segment profit                                            96        2,633       2,729
Total assets                                           2,520           98       2,618
Capital expenditures for investment property             187           --         187


      Three Months Ended
      September 30, 1999         Residential      Commercial       Other      Totals
                                                (discontinued)
Rental income                       $  348            $ --          $  --       $ 348
Other income                            15              --              4          19
Interest expense                        69              --             --          69
Depreciation                            71              --             --          71
General and administrative
  expense                               --              --             28          28
Equity in loss of joint
  venture                               --              --            (62)        (62)
Loss from discontinued
  operations                            --             (35)            --         (35)
Gain on sale of discontinued
  operations                            --           1,837             --       1,837
Extraordinary loss on early
  extinguishment of debt of
  discontinued operations               --             (45)            --         (45)
Segment profit (loss)                   16           1,757            (86)      1,687


       Nine Months Ended
      September 30, 1999         Residential      Commercial       Other      Totals
                                                (discontinued)
Rental income                      $ 1,002           $  --          $  --     $ 1,002
Other income                            45              --             12          57
Interest expense                       208              --             --         208
Depreciation                           208              --             --         208
General and administrative
  expense                               --              --            105         105
Equity in income of joint
  venture                               --              --             35          35
Loss from discontinued
  operations                            --             (29)            --         (29)
Gain on sale of discontinued
  operations                            --           1,837             --       1,837
Extraordinary loss on early
  extinguishment of debt of
  discontinued operations               --             (45)            --         (45)
Segment profit (loss)                   64           1,763            (58)      1,769
Total assets                         2,389             144          3,509       6,042
Capital expenditures for
  investment properties                263              --             --         263

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

The Partnership owns and operates one investment property: Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential was 96% and 93% for the nine months ended September 30, 2000 and 1999, respectively. The Partnership attributes the increase in occupancy to improved marketing efforts.

Results of Operations

The Partnership realized net income of approximately $2,729,000 and $1,769,000 for the nine months ended September 30, 2000 and 1999, respectively. The Partnership realized a net loss of approximately $2,000 and net income of approximately $1,687,000 for the three month periods ended September 30, 2000 and 1999, respectively. The increase in net income for the nine months ended September 30, 2000 is primarily attributable to the gain on the sale of the investment in joint venture on March 17, 2000. The Partnership realized income before (loss) gain on the sale of investment in joint venture, discontinued operations, gain on sale of discontinued operations and extraordinary loss of approximately $62,000 and $6,000 for the nine month periods ended September 30, 2000 and 1999, respectively. This increase is primarily due to a increase in equity in net income of the joint venture and an increase in total revenues partially offset by an increase in total expenses. The Partnership realized income before gain on sale of investment in joint venture, discontinued operations, gain on sale of discontinued operations and extraordinary loss for the three month period ended September 30, 2000 and 1999 of approximately $5,000 and net loss of approximately $70,000, respectively. This increase is primarily a result of a decrease in the equity in net loss of the joint venture and an increase in total revenues partially offset by an increase in total expenses.

Total revenues for the three and nine month periods ended September 30, 2000, increased primarily as a result of an increase in rental and other income. Rental income increased primarily as a result of an increase in average occupancy, as noted above, and an increase in the average rental rates. Other income increased primarily as a result of an increase in interest income due to higher average cash balances held in interest bearing accounts. The increase in other income is also due to the decrease in bad debt expense as a result of less delinquent accounts in 2000.

Total expenses for the nine months ended September 30, 2000 increased primarily as a result of increases in operating, general and administrative, interest and depreciation expenses. Total expenses for the three months ended September 30, 2000, increased primarily as a result of increases in general and administrative, interest and depreciation expenses. The increase in operating expenses for the nine month period is primarily due to an increase in salaries at Presidential House and an increase in insurance expense as a result of an insurance premium refund received in 1999, which was offset against the expense in 1999. The increase in interest expense is primarily due to the refinancing of the mortgage encumbering Presidential House, resulting in a larger portion of the debt service payment being allocated to interest. The increase in depreciation expense for both periods is primarily due to depreciable assets placed into service during the past twelve months.

The increase in general and administrative expense for both periods is primarily due to an increase in professional fees and an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

On March 17, 2000, the Partnership sold its investment in the joint venture, Table Mesa Shopping Center ("Table Mesa") for approximately $3,000,000. The Partnership realized a gain of approximately $2,667,000 on the sale.

On September 9, 1999, the Partnership sold Wendover Business Park II ("Wendover II") to an unaffiliated third party. Wendover II was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operation. The revenues of this property were approximately $64,000 and $271,000 and the restated income from operations was approximately $35,000 and $29,000 for the three and nine months ended September 30, 1999, respectively.

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

Capital Resources and Liquidity

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $226,000 as compared to approximately $3,145,000 at September 30, 1999. For the nine months ended September 30, 2000, cash and cash equivalents decreased approximately $465,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $3,716,000 of cash used in financing activities partially offset by approximately $2,897,000 of cash provided by investing activities and approximately $354,000 of cash provided by operating activities. Cash used in financing activities consists of repayment of the existing loan balance at Presidential House, loan costs in relation to the refinancing, distributions to the limited partners, and payments on the mortgage encumbering the Partnership's investment property partially offset by proceeds from the refinancing of the loan encumbering Presidential House. Cash provided by investing activities consists of proceeds from the sale of the investment in joint venture and distributions received from the joint venture partially offset by property improvements and replacements. The Partnership invests its working capital reserves in a money market account.

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

Presidential House

Approximately $149,000 has been budgeted for 2000 for capital improvements at Presidential House consisting primarily of floor covering replacements, appliance replacements, structural improvements, plumbing improvements, and swimming pool enhancements. During the nine months ended September 30, 2000, the Partnership completed approximately $187,000 of budgeted and unbudgeted capital improvements consisting primarily of exterior painting, floor covering replacements, structural and plumbing improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as operating cash flow and anticipated cash flow generated by the property.

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

The Partnership distributed approximately $4,614,000 to the limited partners ($123.79 per limited partnership unit) during the nine month period ended September 30, 2000. These distributions consisted of approximately $2,970,000 ($79.68 per limited partnership unit) of proceeds from the sale of the Partnership's investment in the Table Mesa joint venture, approximately $981,000 ($26.32 per limited partnership unit) of proceeds from the refinancing of Presidential House and approximately $663,000 ($17.79 per limited partnership unit) of cash from operations. No distributions were made during the nine month period ended September 30, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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