Form 10KSB
period 2000-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2001-03-29
CIK 725646

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,665,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") was organized on November 2, 1983 as a New York limited partnership pursuant to the Limited Partnership Laws of the State of New York. The general partner of the Partnership is DBL Properties Corporation ("DBL" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2032, unless terminated prior to such date.

The Partnership's primary business is to operate and hold existing real estate properties for investment. The Partnership acquired interests in five properties during 1984 and 1985. The Partnership continues to own and operate one residential property, Presidential House.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

                          Gross
                        Carrying    Accumulated                            Federal
Property                  Value    Depreciation      Rate      Method     Tax Basis
                            (in thousands)                             (in thousands)

Presidential House       $8,182       $6,132      5-31.5 yrs     SL        $2,060

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                             Principal
                            Balance At
                           December 31,       Interest       Period       Maturity
Properties                   2000 (1)           Rate       Amortized        Date
                          (in thousands)

Presidential House            $4,164            7.96%        20 yrs       07/01/20

(1) See "Item 7. Financial Statement - Note E" for Partnership's ability to repay this loan and other specific details about the loan.

On June 30, 2000, the Partnership refinanced the mortgage encumbering Presidential House. Interest on the new mortgage is 7.96%. Interest on the old mortgage was 8.00%. The refinancing replaced indebtedness of approximately $3,057,000 with a new mortgage in the amount of $4,200,000. Payments of approximately $35,000 are due on the first day of each month until the loan fully amortizes on July 1, 2020. The prior note matured in August 2000.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for the property was:

                                     Average Annual              Average Annual
                                      Rental Rates                  Occupancy
                                       (per unit)
Properties                        2000            1999          2000        1999

Presidential House               $7,861          $7,571          97%         94%

The General Partner attributes the increase in occupancy to improved marketing efforts and an aggressive lease renewal program.

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

Real Estate Taxes and Rates

Real estate tax and rate in 2000 for the property was:

                                         2000                 2000
                                        Billing               Rate
                                    (in thousands)

       Presidential House                $141                 2.23%

Capital Improvements

Presidential House

The Partnership completed approximately $212,000 in capital expenditures at Presidential House Apartments as of December 31, 2000, consisting primarily of structural improvements, exterior painting, and floor covering replacements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $55,825. Additional improvements may be considered and will depend on the physical condition of the property as well as operating cash flow and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 37,273 Individual Investor Units during its offering period through October 1984. The Partnership currently has 1,377 holders of record owning an aggregate of 37,273 Units. An affiliate of the General Partner owns 8,432 Units or 22.622%. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/99 - 12/31/99               $2,594 (1)          $ 69.59
       01/01/00 - 12/31/00                4,614 (2)           123.79
      Subsequent to 12/31/00                187 (3)             5.02

(1)   Consists  of   approximately   $235,000  of  cash  from   operations   and
      approximately $2,359,000 of sales proceeds from the sale of Wendover II in September 1999.

(2) Consists of approximately $663,000 of cash from operations, approximately $981,000 of cash from refinancing the note encumbering Presidential House and approximately $2,970,000 of proceeds from the sale of interest in the joint venture.

(3)   Consists of approximately $187,000 from cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2001 or subsequent periods.

As of December 31, 2000, the remaining unpaid preferred return arrearage totaled approximately $9,219,000 or approximately $247 per Unit.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 8,432 limited partnership units in the Partnership representing 22.622% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Partnership realized net income of approximately $2,774,000 and $1,803,000 for the years ended December 31, 2000 and 1999, respectively. The increase in net income is primarily attributable to the gain on sale of investment in the joint venture of approximately $2,680,000 in March 2000, discussed below. During the year ended December 31, 1999, the Partnership did recognize a gain on the sale of discontinued operations of approximately $1,804,000 which was partially offset by the extraordinary loss on the early extinguishment of debt of approximately $45,000. The Partnership realized income before gain on sale of investment in joint venture, discontinued operations, gain on sale of discontinued operations and extraordinary loss of approximately $94,000 and $74,000 for the years ended December 31, 2000 and 1999, respectively. The increase in income before gain on sale of investment in joint venture, discontinued operations, gain on sale of discontinued operations and extraordinary loss for the year ended December 31, 2000, is due to an increase in total revenues partially offset by a decrease in the equity in the net income of the joint venture and an increase in total expenses. The increase in total revenues is due to an increase in rental income and other income. The increase in rental income is primarily due to an increase in occupancy and an increase in the average annual rental rate at Presidential House. The increase in other income is primarily due to the increase in interest income as the result of higher average cash balances in interest bearing accounts and increases in cable, miscellaneous, telephone, laundry and application fees partially offset by decreases in income from lease cancellations and deposit forfeitures.

The increase in total expenses is primarily due to an increase in general and administrative, depreciation, and interest expenses. The increase in general and administrative expense is due to increases in management reimbursements to the General Partner allowed under the Partnership Agreement and professional expenses. Also included in general and administrative expenses at both December 31, 2000 and 1999, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. The increase in depreciation expense is due to new assets placed in service during 2000 and the increase in interest expense is due to a greater portion of the debt service payments being allocated to interest due to the refinancing of the debt encumbering Presidential House in June 2000.

The Partnership owned a 50% joint venture interest in Table Mesa Shopping Center ("Table Mesa") located in Boulder, Colorado. The Partnership sold its interest in Table Mesa on March 17, 2000 to an unrelated party for net proceeds of approximately $3,000,000, and the Partnership recognized a gain of approximately $2,680,000 in 2000 as a result of the sale.

On September 9, 1999, the Partnership sold Wendover Business Park II ("Wendover II") to an unaffiliated third party for net proceeds of approximately $2,383,000 after the payoff of the first mortgage and closing costs. The Partnership realized a gain of approximately $1,804,000 on the sale during the year ended December 31, 1999. The Partnership also realized a loss on the early extinguishment of the debt encumbering the property of approximately $45,000 due to the write off of unamortized loan costs and a prepayment penalty. Wendover II was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operations. The revenues of this property were approximately $263,000 and the loss from operations was approximately $30,000 for the year ended December 31, 1999.

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

Capital Resources and Liquidity

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $320,000 as compared to approximately $691,000 at December 31, 1999. For the year ended December 31, 2000, cash and cash equivalents decreased approximately $371,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $3,740,000 of cash used in financing activities which partially offset approximately $2,872,000 of cash provided by investing activities and approximately $497,000 of cash provided by operating activities. Cash used in financing activities consists primarily of distributions to the partners, the repayment of the mortgage encumbering Presidential House and, to a lesser extent, payments on the mortgage encumbering Presidential House partially offset by proceeds from refinancing the mortgage encumbering Presidential House. Cash provided by investing activities consists of proceeds from the sale of the Partnership's investment in the Table Mesa joint venture and a distribution from the Table Mesa joint venture partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $55,825. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 30, 2000, the Partnership refinanced the mortgage encumbering Presidential House. Interest on the new mortgage is 7.96%. Interest on the old mortgage was 8.00%. The refinancing replaced indebtedness of approximately $3,057,000,with a new mortgage in the amount of $4,200,000. Payments of approximately $35,000 are due on the first day of each month until the loan fully amortizes on July 1, 2020. The prior note matured in August 2000.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 2000, the mortgage indebtedness of approximately $4,164,000 requires monthly principal and interest payments until July 1, 2020. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

Distributions paid to the limited partners during the year ended December 31, 2000 consisted of approximately $663,000 ($17.79 per limited partnership unit) of cash from operations and approximately $2,970,000 ($79.68 per limited partnership unit) of sales proceeds from the sale of investment in the joint venture in March 2000 and approximately $981,000 ($26.32 per limited partnership unit) of proceeds from refinancing the note encumbering Presidential House. During 1999, the Partnership declared and paid cash distributions to the limited partners in the amount of approximately $235,000 ($6.30 per limited partnership unit) of cash from operations and approximately $2,359,000 ($63.29 per limited partnership unit) of sales proceeds from the sale of Wendover II in September 1999. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of approximately $187,000 ($5.02 per limited partnership unit) of cash from operations. Future cash distributions will depend on the levels of net cash generated from operations, availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 8,432 limited partnership units in the Partnership representing 22.622% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7.     Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Report

Balance Sheet - December 31, 2000

Statements of Operations - Years ended December 31, 2000 and 1999

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2000 and 1999

Statements of Cash Flows - Years ended December 31, 2000 and 1999

Notes to Financial Statements

                          Independent Auditors' Report



The Partners
Drexel Burnham Lambert Real Estate Associates II


We have audited the accompanying balance sheet of the Drexel Burnham Lambert Real Estate Associates II (the "Partnership") as of December 31, 2000, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.


                                                                     /s/KPMG LLP


Greenville, South Carolina
January 26, 2001

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
  Cash and cash equivalents                                              $  320
  Receivables and deposits                                                   12
  Other assets                                                              185
  Investment property (Notes E and H):
       Land                                               $ 1,287
       Buildings and related personal property              6,895
                                                            8,182
       Less accumulated depreciation                       (6,132)        2,050
                                                                        $ 2,567

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                       $   50
  Tenant security deposit liabilities                                        74
  Other liabilities                                                         111
  Mortgage note payable (Note E)                                          4,164

Partners' Capital (Deficit)
  General partner                                           $  35
  Limited partners (37,273 units issued
       and outstanding)                                    (1,867)       (1,832)
                                                                        $ 2,567

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                                     Years Ended
                                                                    December 31,
                                                                2000          1999
Revenues:
  Rental income                                               $ 1,540       $ 1,434
  Other income                                                    125            84
     Total revenues                                             1,665         1,518

Expenses:
  Operating                                                       634           641
  General and administrative                                      169           145
  Depreciation                                                    322           294
  Interest                                                        304           276
  Property taxes                                                  128           123
  Bad debt                                                         51            56
     Total expenses                                             1,608         1,535

Income  (loss)  before  equity in net income of joint
  venture,  gain on sale of  investment  in  joint  venture, discontinued  operations,  gain  on  sale  of  discontinued
  operations and extraordinary loss                                57           (17)

Equity in net income of joint venture                              37            91

Income before gain on sale of investment in joint
  venture, discontinued operations, gain on sale of
  discontinued operations and extraordinary loss                   94            74
Gain on sale of investment in joint venture (Note C)            2,680            --
Income from continuing operations                               2,774            74
Loss from discontinued operations                                  --           (30)
Gain on sale of discontinued operations (Note D)                   --         1,804
Extraordinary loss on early extinguishment of debt of
  discontinued operations (Note D)                                 --           (45)

Net income                                                    $ 2,774       $ 1,803

Net income allocated to general partner                       $    28       $    --
Net income allocated to limited partners                        2,746         1,803
                                                              $ 2,774       $ 1,803
Per limited partnership unit:
  Income from continuing operations                           $ 73.67        $ 1.96
  Loss from discontinued operations                                --         (0.80)
  Gain on sale of discontinued operations                          --         48.40
  Extraordinary loss on early extinguishment of debt of
   discontinued operations                                         --         (1.21)

            Net income                                        $ 73.67       $ 48.37

Distributions per limited partnership unit                    $123.79       $ 69.59

                   See Accompanying Notes to Financial Statements


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General      Limited
                                          Units       Partner     Partners      Total

Original capital contributions            37,273        $  1       $18,637     $18,638

Partners' capital at
  December 31, 1998                       37,273        $  7        $ 792       $ 799

Distribution to limited partners              --           --       (2,594)     (2,594)

Net income for the year
  ended December 31, 1999                     --           --        1,803       1,803

Partners' capital at
  December 31, 1999                       37,273            7            1           8

Distributions to limited partners             --           --       (4,614)     (4,614)

Net income for the year
  ended December 31, 2000                     --           28        2,746       2,774

Partners' capital (deficit) at
  December 31, 2000                       37,273        $  35      $(1,867)    $(1,832)

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                             Years Ended December 31,
                                                                 2000         1999
Cash flows from operating activities:
  Net income                                                    $ 2,774      $ 1,803
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   322          413
     Amortization of loan costs and lease commissions                14           39
     Equity in net income of joint venture                          (37)         (91)
     Bad debt expense                                                51           56
     Gain on sale of investment in joint venture                 (2,680)          --
     Gain on sale of discontinued operations                         --       (1,804)
     Extraordinary loss on early extinguishment of debt
      of discontinued operations                                     --           45
     Change in accounts:
      Receivables and deposits                                       62          180
      Other assets                                                   (7)           6
      Accounts payable                                              (27)          63
      Tenant security deposit payable                                10          (35)
      Accrued property taxes                                         --         (142)
      Other liabilities                                              15           27
          Net cash provided by operating activities                 497          560

Cash flows from investing activities:
  Proceeds from sale of investment in joint venture               3,000           --
  Proceeds from sale of discontinued operations                      --        3,542
  Property improvements and replacements                           (245)        (366)
  Distributions received from joint venture                         117          275
          Net cash provided by investing activities               2,872        3,451

Cash flows from financing activities:
  Payments of mortgage notes payable                               (101)        (148)
  Prepayment penalty                                                 --          (32)
  Proceeds from mortgage note payable                             4,200           --
  Repayment of mortgage note payable                             (3,057)      (1,159)
  Loan costs paid                                                  (168)          --
  Distributions to partners                                      (4,614)      (2,594)
          Net cash used in financing activities                  (3,740)      (3,933)

Net (decrease) increase in cash and cash equivalents               (371)          78

Cash and cash equivalents at beginning of year                      691          613
Cash and cash equivalents at end of year                         $  320        $ 691

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  283        $ 327

At December 31, 1999, approximately $33,000 of property improvements and replacements were in accounts payable.

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


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

As of December 31, 2000, the Partnership owns and operates Presidential House at Sky Lake ("Presidential") a residential apartment complex located in North Miami Beach, Florida. The Partnership sold its interest in Table Mesa Shopping Center on March 17, 2000 (see "Note C" for further discussion).

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $207,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Property:

The Partnership's investment property consists of one apartment complex stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

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

The Partnership leased commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents were recognized on a straight-line basis over the terms of the leases. For all other commercial leases, rents were recognized over the terms of the leases as earned. The Partnership sold its commercial property on September 9, 1999.

In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs:

Advertising costs of approximately $28,000 in 2000 and $32,000 in 1999 were charged to expense as incurred and are included in operating expenses.

Segment Reporting:

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note J" for required disclosure.

Note B - Transactions with Affiliated Parties

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                             2000        1999
                                                              (in thousands)
Property management fees (included in operating
  expenses)                                                   $77         $73
Reimbursement for services of affiliates (included in
  general and administrative expenses and investment
  property)                                                    65          46

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $77,000 and $73,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $65,000 and $46,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 8,432 limited partnership units in the Partnership representing 22.622% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Investment in Joint Venture and Sale of Investment in Joint Venture

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owned a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to income of approximately $37,000 and $91,000 for the years ended December 31, 2000 and 1999, respectively.

The Table Mesa joint venture agreement provides, among other things, that the Partnership was entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. This annual preference was not cumulative. The Partnership received a distribution from the Table Mesa joint venture of approximately $117,000 and $275,000 for the years ended December 31, 2000 and 1999, respectively.

Summarized results of operations for Table Mesa for the period up to the disposition of the Partnership's investment in 2000 and for the year ended December 31, 1999, are as follows (in thousands):

                                      2000           1999

      Total revenues                  $ 451         $ 2,342
      Total expenses                    346           1,945

         Net income                   $ 105         $   397

On March 17, 2000, the Partnership sold its investment in joint venture, Table Mesa. The Partnership realized a gain of approximately $2,680,000 on the sale during the first quarter of 2000.

Note D -Discontinued Operations and Sale of Discontinued Operations

On September 9, 1999, the Partnership sold Wendover Business Park II ("Wendover II") to an unaffiliated third party for net proceeds of approximately $2,383,000 after the payoff of the first mortgage and closing costs. The Partnership realized a gain of approximately $1,804,000 on the sale during the year ended December 31, 1999. The Partnership also realized a loss on the early extinguishment of the debt encumbering the property of approximately $45,000 due to the write off of unamortized loan costs and a prepayment penalty. Wendover II was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operations. The revenues of this property were approximately $263,000 and the loss from operations was approximately $30,000 for the year ended December 31, 1999.

Note E - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

                                Principal Monthly
                               Balance At Payment
                          December 31,       Including      Interest       Maturity
Property                      2000           Interest         Rate           Date
                                 (in thousands)
Presidential House          $ 4,164            $ 35           7.96%        07/01/20

On June 30, 2000, the Partnership refinanced the mortgage encumbering Presidential House. Interest on the new mortgage is 7.96%. Interest on the old mortgage was 8.00%. The refinancing replaced indebtedness of approximately $3,057,000 with a new mortgage in the amount of $4,200,000. Payments of approximately $35,000 are due on the first day of each month until the loan fully amortizes on July 1, 2020. The prior note matured in August 2000.

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's property and by pledge of revenues from the respective rental property. The mortgage note includes a prepayment penalty if repaid prior to maturity. Further the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2000, are as follows (in thousands):

                                   2001         $    92
                                   2002             100
                                   2003             108
                                   2004             117
                                   2005             127
                                Thereafter        3,620
                                                $ 4,164

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

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 2000, the unpaid preferred return arrearage totaled approximately $9,219,000.

Note G - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

A reconciliation of the net income per the financial statements to the net taxable income to partners is as follows (in thousands, except unit data):

                                                    Years Ended December 31,
                                                        2000         1999

      Net income as reported                          $ 2,774      $ 1,803
      Depreciation and amortization differences            25        1,313
      Amount of tax loss under book loss of
        equity investees                                 (290)         151
      Allowance for bad debt                              (18)          22
      Prepaid rent                                         23           (1)
      Federal taxable net income                      $ 2,514      $ 3,288

      Federal taxable income per limited
        partnership unit                              $ 66.78      $ 88.21

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities(in thousands):

                                                         2000
      Net liabilities as reported                       $(1,832)
        Fixed assets                                       (204)
        Accumulated depreciation                            214
         Syndication costs                                2,050
         Other assets & liabilities                          30

      Net assets - tax basis                            $   258

Note H - Real Estate and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description               Encumbrance        Land       Properties      Acquisition
                        (in thousands)                                 (in thousands)

Presidential House          $ 4,164        $ 1,510        $ 6,037          $ 635



                 Gross Amount At Which
                        Carried
                  At December 31, 2000
                     (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Year of     Date   Depreciable
Description    Land    Property    Total    Depreciation  ConstructionAcquired Life-Years
                                           (in thousands)
Presidential
  House       $ 1,287   $ 6,895   $ 8,182     $ 6,132      1967-1974   10/84   5-31.5 yrs


Reconciliation of Real Estate and Accumulated Depreciation:


                                              December 31,
                                           2000           1999
                                             (in thousands)
Investment Properties
Balance at beginning of year             $ 7,970        $11,869
  Property improvements                      212            399
  Disposition of discontinued
    operation                                 --         (4,298)
Balance at end of year                     8,182        $ 7,970

Accumulated Depreciation
Balance at beginning of year             $ 5,810        $ 7,982
  Additions charged to expense               322            413
  Disposition of discontinued
    operation                                 --         (2,585)
Balance at end of year                   $ 6,132        $ 5,810

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $7,978,000 and $7,766,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $5,917,000 and $5,620,000, respectively.

Note I - Distributions

Distributions paid to the limited partners during the year ended December 31, 2000 consisted of approximately $663,000 ($17.79 per limited partnership unit) of cash from operations and approximately $2,970,000 ($79.68 per limited partnership unit) of sales proceeds from the sale of investment in the joint venture in March 2000 and approximately $981,000 ($26.32 per limited partnership unit) of proceeds from refinancing the note encumbering Presidential House. During 1999, the Partnership declared and paid cash distributions to the limited partners in the amount of approximately $235,000 ($6.30 per limited partnership unit) of cash from operations and approximately $2,359,000 ($63.29 per limited partnership unit) of sales proceeds from the sale of Wendover II in September 1999. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of approximately $187,000 ($5.02 per limited partnership unit) of cash from operations.

Note J - Segment Reporting

Description of the types of products and services from which each reportable segment derives its revenues

The Partnership had two reportable segments: residential property and commercial property. The Partnership's residential property segment consists of an apartment complex in North Miami Beach, Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. On September 9, 1999, the commercial property was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note D" for further discussion regarding the sale).

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

Segment information for the years 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

2000                              Residential    Commercial       Other       Totals
                                               (discontinued)
Rental income                       $ 1,540         $   --          $ --     $ 1,540
Other income                             75             --            50         125
Interest expense                        304             --            --         304
Depreciation                            322             --            --         322
General and administrative
  expense                                --             --           169         169
Equity in net income of joint
  venture                                --             --            37          37
Gain on sale of investment in
  joint venture                          --             --         2,680       2,680
Segment profit                          176             --         2,598       2,774
Total assets                          2,486             --            81       2,567
Capital expenditures for
  investment property                   212             --            --         212

1999                              Residential    Commercial       Other       Totals
                                               (discontinued)
Rental income                       $ 1,434         $   --          $ --     $ 1,434
Other income                             56             --            28          84
Interest expense                        276             --            --         276
Depreciation                            294             --            --         294
General and administrative
  expense                                --             --           145         145
Equity in net income of joint
  venture                                --             --            91          91
Loss from discontinued
  operations                             --            (30)           --         (30)
Gain on sale of discontinued
  operations                             --          1,804            --       1,804
Extraordinary loss on early
  extinguishment of debt of
  discontinued operation                 --            (45)           --         (45)
Segment profit (loss)                   100          1,729           (26)      1,803
Total assets                          2,338             --         1,062       3,400
Capital expenditures for
  investment properties                 393              6            --         399

Note K - Legal Proceedings

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant)) does not have any officers or directors. Management and administrative services are performed by DBL Properties Corporation ("DBL" or the "General Partner") and its affiliates. The General Partner has general responsibility and authority in all matters affecting the business of the Partnership.

The names of the directors and executive officers of DBL as of December 31, 2000, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

Name                   Age     Position

Patrick J. Foye        43      Executive Vice President and Director

Martha L. Long         41      Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed KPMG LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $40,000 and non-audit services (principally tax-related) of approximately $9,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the General Partner during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

                                            Number
       Entity                              of Units            Percentage

       Insignia Properties LP                   10               0.027%
         (an affiliate of AIMCO)
       AIMCO Properties LP                   8,422              22.595%
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

The following payments were made to the General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                             2000        1999
                                                              (in thousands)

Property management fees                                      $77         $73
Reimbursement for services of affiliates                       65          46

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $77,000 and $73,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $65,000 and $46,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 8,432 limited partnership units in the Partnership representing 22.622% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 10.11, Purchase and Sale Contract between Registrant and Drexel Burnham Lambert Estate Associates II, a New York limited partnership, dated March 17, 2000.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2000:

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


/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                                  EXHIBIT INDEX


Exhibit No.

     2.1 Agreement and Plan of Merger, dated as of October 1, 1999, by and between AIMCO and IPT in Registrant's Current Report on Form 8-K dated October 1, 1998.

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

    10.10 Multifamily Note dated June 29, 2000, by and between Drexel Burnham Lambert Estate Associates II, a New York limited partnership, and ARCS Commercial Mortgage Co., L.P., a California limited partnership is incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

    10.11 Purchase and Sale Contract between Registrant and Drexel Burnham Lambert Estate Associates II, a New York limited partnership, dated March 17, 2000.

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

                                                                  Exhibit 10.11



                        AGREEMENT OF PURCHASE AND SALE
                      (PARTNERSHIP INTEREST IN TABLE MESA
                         SHOPPING CENTER PARTNERSHIP)


      THIS AGREEMENT OF PURCHASE AND SALE (this "Agreement") is made and entered into this 17th day of March, 2000, by and between WILLIAM W. REYNOLDS ("Reynolds") (as to an undivided sixty percent (60%) interest) and GERALD P. LEE ("Lee") (as to an undivided forty percent (40%) interest) (Reynolds and Lee being referred to hereinafter individually by name or jointly as "Purchasers") and DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II, a New York Limited Partnership ("DBL").

                                   RECITALS

     A. Reynolds, Joan E. Shepherd ("Shepherd") and DBL presently constitute all of the General Partners in an existing General Partnership known as Table Mesa Shopping Center Partnership (the "Partnership") created pursuant to Joint Venture Agreement of Table Mesa Shopping Center Partnership dated as of May 6, 1985 (the "Partnership Agreement").

     B. DBL is the owner of a fifty percent (50%) interest, as General Partner, in the Partnership (the "Partnership Interest").

     C. DBL is willing to sell and Purchasers are willing to purchase, the Partnership Interest, on the terms and conditions hereinafter set forth.

                                    AGREEMENT

      NOW, THEREFORE, in consideration of the mutual covenants herein contained, the benefits to be derived therefrom, and other good and valuable consideration, the receipt and adequacy of which are hereby confessed and acknowledged, the parties hereto agree as follows:

     1. Purchase and Sale of Partnership Interest. Subject to the terms, conditions and obligations set forth in this Agreement, DBL agrees to sell to Purchasers, and Purchasers agree to purchase from DBL, the Partnership Interest, free and clear of all claims, security interests, pledges, mortgages, liens, charges and other encumbrances of any kind whatsoever.

     2. Purchase Price. The purchase price of the Partnership Interest shall be Three Million Dollars ($3,000,000.00), payable by Purchasers to DBL as follows:

            A. An earnest money deposit,  in the amount of One Hundred  Thousand
Dollars ($100,000.00), shall be paid immediately upon execution of this Agreement by Purchasers to Hutchinson Black and Cook, LLC, attorneys for DBL, to be held as an earnest money deposit pending closing of the transaction contemplated by this Agreement. Said amount shall be non-refundable unless failure to close is due to default by DBL. At closing, the earnest money deposit shall be paid to DBL and credited against the purchase price payable by Purchasers.

            B. The entire remaining balance of the purchase price, in the amount of Two Million Nine Hundred Thousand Dollars ($2,900,000.00), shall be payable to DBL at closing, in certified funds, by wire transfer, to an account designated in writing by DBL, or other immediately available funds.

      3. No Prorations. There shall be no additions, deductions or adjustments from the purchase price for the purpose of adjusting any individual assets or liabilities of the Partnership. It is understood and agreed between the parties hereto that the purchase price is intended to reflect the assets and liabilities of the Partnership as of the date of this Agreement. Without limiting the foregoing, there shall be no further distributions to DBL of any "DBL Cash Flow Preference" as that term is defined in the Partnership Agreement, or any other distribution of cash or other assets of the Partnership, whether now or hereafter accrued.

      4. Method of Transfer. At closing, DBL shall execute and deliver to Purchasers its Assignment of Partnership Interest and Assumption Agreement in substantially the form attached hereto as Exhibit "A" and incorporated herein by reference, together with such additional instruments as may be reasonably required in order to evidence or accomplish the transaction contemplated by this Agreement.

     5. Closing. Closing shall take place at 10:00 a.m., Boulder, Colorado time, on March 17, 2000, at the offices of The W. W. Reynolds Companies, Inc., 4875 Pearl East Circle, Suite 300, Boulder, Colorado 80301, or such other reasonable time, date or location as the parties may mutually agree upon; provided, however, that Purchasers shall have the right to accelerate the date of closing by providing not less than ten (10) days advance written notice to DBL of the revised date of such closing.

      6.    Obligations at Closing.

            A. The following shall be DBL's obligations to perform at closing, and each shall be considered a condition precedent to the closing obligations of Purchasers, and shall be considered as occurring simultaneously with all closing obligations of Purchasers:

                  i. DBL shall execute and deliver to Purchasers the assignment of DBL's Partnership Interest.

                  ii. DBL shall execute and deliver to Purchasers a FIRPTA affidavit evidencing that DBL is not a foreign entity requiring the withholding of federal income tax on the sales proceeds pursuant to Internal Revenue Code and Income Tax Regulations.

                  iii. DBL shall execute and deliver such other documents, certificates and other instruments as may be required by this Agreement, or as may be necessary or helpful to carry out the obligations of DBL under this Agreement.

            B. The following shall be Purchasers' obligations to perform at closing, and each shall be considered a condition precedent to the closing obligations of DBL, and shall be considered as occurring simultaneously with all closing obligations of DBL:

                  i. Purchasers shall deliver to DBL the cash purchase price as required by this Agreement.

                  ii.     Purchasers   shall  execute  and  deliver  to  DBL  an
appropriate assignment and assumption of the Partnership Interest.

                  iii. Purchasers shall execute and deliver such other documents, certificates and other instruments as may be required by this Agreement, or as may be necessary or helpful to carry out the obligations of Purchasers under this Agreement.

      7.    Indemnification.

            A. DBL shall indemnify and hold Purchasers harmless from and against losses, damages, costs or expenses (including reasonable attorneys' fees) which are caused by, arising out or in connection with:

                  i. Any breach or default in the performance by DBL of any covenant or agreement of DBL contained in this Agreement;

                  ii. Any breach of warranty or otherwise inadequate or erroneous representation made by DBL in this Agreement or in any certificate or instrument delivered by DBL pursuant to this Agreement;

                  iii. Any liability not reflected on the Partnership's books and records as of the date of this Agreement which were created by DBL without the knowledge or consent of the remaining Partners in the Partnership, and of which Purchasers are not now aware, or should not now reasonably be aware;

                  iv. Any liability of the Partnership created by DBL without the knowledge or consent of the other Partners and of the Purchasers between the date of this Agreement and the date of closing; and

                  v. Any  liability  arising out of any and all actions,  suits,
claims,   proceedings,   demands,   judgments,  costs  and  expenses  (including
reasonable legal and accounting fees) incident to any of the foregoing.

      If any party shall assert a claim against Purchasers for which Purchasers may seek indemnification hereunder, DBL shall be given prompt written notice thereof, and shall have the right to participate in the defense thereof, and to have such claim defended, at its own expense, by legal counsel selected by DBL; and Purchasers agree not to compromise or settle any such claim without the prior written agreement of DBL.

            B. Purchasers shall indemnify and hold DBL harmless from and against losses, damages, costs or expenses (including reasonable attorneys' fees) which are caused by, arising out or in connection with:

                  i. Any breach or default in the performance by Purchasers of any covenant or agreement of Purchasers contained in this Agreement;

                  ii. Any breach of warranty or otherwise inadequate or erroneous representation made by Purchasers in this Agreement or in any certificate or instrument delivered by Purchasers pursuant to this Agreement;

                  iii. Any liability of the Partnership created subsequent to the closing of the transaction contemplated by this Agreement; and

                  iv. Any liability  arising out of any and all actions,  suits,
claims,   proceedings,   demands,   judgments,  costs  and  expenses  (including
reasonable legal and accounting fees) incident to any of the foregoing.

      If any party shall assert a claim against DBL for which DBL may seek indemnification hereunder, Purchasers shall be given prompt written notice thereof, and shall have the right to participate in the defense thereof, and to have such claim defended, at their own expense, by legal counsel selected by Purchasers; and DBL agrees not to compromise or settle any such claim without the prior written agreement of Purchasers.

      8.    DBL Representations and Warranties.

            A. DBL represents and warrants to Purchasers that as of the date of this Agreement, and as of the date of closing:

                  i. DBL is a New York Limited Partnership, duly formed and organized, qualified to transact business in all places where necessary in order to carry on its business as now being conducted.

                  ii. The execution, delivery and performance of this Agreement by DBL has been duly and validly authorized, and all requisite action has been taken to make this Agreement valid and binding upon DBL, and no third party consent (other than Shepherd) is necessary to make this Agreement valid and binding upon DBL.

                  iii. Execution of this Agreement, and consummation of the transaction contemplated hereby, will not violate any provisions of DBL's Limited Partnership Agreement, or any amendments or modifications thereof, or constitute a default under or breach of any terms or provisions of any indenture, mortgage, deed of trust, contract or other agreement (other than those evidencing or securing the loan made to the Partnership by American Enterprise Life Insurance Company) to which DBL is a party, or by which it or the Partnership Interest is bound, so as to materially adversely effect the consummation of the transaction contemplated by this Agreement or the ability of DBL to perform its obligations hereunder.

                  iv. There are no actions, suits, legal proceedings or other proceedings pending (or to the best of knowledge of DBL, threatened) against DBL or the Partnership or affecting the Partnership Interest, which may adversely effect the consummation of the transaction contemplated by this Agreement; and consummation of the transaction contemplated by this Agreement will not result in a default or breach of any order of court, arbitrator or governmental body.

                  v. DBL is not in default under any of its obligations under the Partnership Agreement, nor is DBL aware of any event or failure to act which would constitute such a default with the passage of time or giving of notice.

                  vi. DBL is the sole owner of the Partnership Interest, free and clear of all claims, security interests, pledges, mortgages, liens, charges and encumbrances of any kind whatsoever by any party.

      DBL shall deliver a certificate, at closing, confirming that the foregoing representations and warranties remain true and in full force and effect as of the date of the closing, and that such representations and warranties survive such closing for one (1) year.

            B. Purchaser represents and warrants to DBL that as of the date of this Agreement, and as of the date of Closing:

                  i. There are no actions, suits, legal proceedings or other proceedings pending (or to the best of knowledge of Purchaser, threatened) against Purchaser or the Partnership or affecting the Partnership Interest, which may adversely effect the consummation of the transaction contemplated by this Agreement; and consummation of the transaction contemplated by this Agreement will not result in a default or breach of any order of court, arbitrator or governmental body.

                  ii. Purchaser is not in default under any of its obligations under the Partnership Agreement, nor is Purchaser aware of any event or failure to act which would constitute such a default with the passage of time or giving of notice.

      Purchaser shall deliver a certificate, at closing, confirming that the foregoing representations and warranties remain true and in full force and effect as of the date of the closing, and that such representations and warranties survive such closing for one (1) year.

      9. Interim Conduct of Partnership Business. Between the date of this Agreement and the date of closing, or earlier termination of this Agreement, the parties agree that the business of the Partnership shall be conducted in its ordinary course and there will be no disposition or sale of any substantial amount of the assets of the Partnership or material change in the Partnership Agreement or the assets or liabilities of the Partnership without the prior written consent of all Partners and of Purchasers.

      10. Conditions to Obligations of Purchasers. The obligations of Purchasers under this Agreement shall be subject to and contingent upon the following conditions (which may be waived by Purchasers, in their sole discretion):

            A.    Purchasers shall not have discovered  any  material   error,
misstatement, or omission in the representations and warranties made by DBL in this Agreement.

            B. There shall have been no breach by DBL of the provisions of paragraph 9 of this Agreement.

      11. Consent of Shepherd. The obligations of the respective parties hereto shall be contingent upon and subject to obtaining written consent by Shepherd, at or before Closing, to the transfer contemplated by this Agreement and written waiver by Shepherd of any rights of first refusal or similar rights contained in the Partnership Agreement with respect to the transfer contemplated by this Agreement.

      12. Assignment. This Agreement may be assigned by any party without the consent of the other party.

      13. Further Assurances. The parties agree to execute and deliver all such additional instruments as any other party hereto may from time to time request in order to effectuate the provisions of this Agreement, and to fully carry out the transactions contemplated hereby. Without limiting the foregoing, Purchasers shall cause the Partnership to record an appropriate Amended Trade Name Affidavit in the Boulder County, Colorado real estate records.

      14.   Remedies on Default.

            A. In the event of default by DBL under this Agreement, Purchasers may, at their option (i) declare this Agreement terminated, in which case the earnest money deposit shall be returned to Purchasers and, except with respect to obligations which by the terms of this Agreement survive termination, each party shall thereupon be relieved of all further obligations hereunder, or (ii) treat this Agreement as being in full force and effect, and bring an action against DBL for specific performance. The foregoing shall constitute the sole remedies of Purchasers under this Agreement, and Purchasers shall not be entitled to, and hereby waive, all rights to recover from DBL or the Partnership any damages, including, without limitation, actual, incidental, consequential or punitive damages (except for breach of any warranty or representation or any obligation of indemnity). Notwithstanding the foregoing, and in addition to any other remedies set forth herein, in the event the default by DBL consists of failure to remove a monetary lien or obligation encumbering the Partnership Interest, or any part thereof, Purchasers shall have the right to pay the amount necessary to discharge such lien or encumbrance, and shall be entitled to credit such amount against the purchase price to be paid at closing.

            B. In the event of default by Purchasers under this Agreement, DBL may, as its sole remedy (i) declare this Agreement terminated, in which case the earnest money deposit shall be forfeited and retained by DBL and, except with respect to obligations which by the terms of this Agreement survive termination, each party shall thereupon be relieved of all further obligations under this Agreement.

            C. In the event that either of the parties hereto shall default in any of its covenants or obligations provided in this Agreement, and the party not in default commences legal or equitable action against the defaulting party, the defaulting party expressly agrees to pay all reasonable expenses of such litigation, including, without limitation, a reasonable sum for attorneys' fees.

      15. Notice. Any notice or other communication given by either party to the other relating to this Agreement shall be personally delivered, sent by reputable overnight courier, or sent by certified mail, return receipt requested, addressed to such other party at the respective addresses set forth below (or at such other address as may be designated from time to time by notice given in the manner provided herein); and if sent by overnight courier, such notice of other communication shall be deemed effective on the next business day after delivery to such service; if mailed, such notice or other communication shall be deemed given on the third day following deposit in the United States mail, postage prepaid:

      If to Purchasers, to:

            William W. Reynolds
            Gerald P. Lee
            The W. W. Reynolds Companies, Inc.
            4875 Pearl East Circle, Suite 300
            Boulder, Colorado  80301

      With a copy to:

            Michael A. Maxwell
            Hasler, Fonfara and Maxwell LLP
            125 South Howes Street, Sixth Floor
            Fort Collins, Colorado  80521

      If to DBL, to:

            Drexel Burnham Lambert Real Estate Associates II
            c/o AIMCO
            ATTN:  Harry Alcock
            2000 South Colorado Boulevard, Tower 2, Suite 2-1000
            Denver, Colorado  80222

      With a copy to:

            Bruce D. Dierking
            Hutchinson Black and Cook, LLC
            1215 Spruce Street
            Boulder, Colorado  80302

      16. Governing Law. This Agreement shall be governed by and its terms construed under the laws of the State of Colorado.

      17. Brokerage Commissions. Purchasers represent and warrant to DBL that Purchasers have not incurred any obligation for payment of any stock brokerage, real estate commissions or any other brokers, finders or similar fees in connection with the transaction contemplated by this Agreement. Purchasers agree to indemnify DBL and hold DBL harmless from any loss, liability, damage, cost or expense, including, without limitation, court costs and reasonable attorneys' fees, paid or incurred by DBL in connection with or by reason of any claim of any brokers, finders or other fees in connection with this transaction claiming by, through or under Purchasers.

      DBL represents and warrants to Purchasers that DBL has not incurred any obligation for payment of any stock brokerage, real estate commissions or any other brokers, finders or similar fees in connection with the transaction contemplated by this Agreement. DBL agrees to indemnify Purchasers and hold Purchasers harmless from any loss, liability, damage, cost or expense, including, without limitation, court costs and reasonable attorneys' fees, paid or incurred by Purchasers in connection with or by reason of any claim of any brokers, finders or other fees in connection with this transaction claiming by, through or under DBL.

      18. Tax Deferred Exchange. DBL acknowledges that Purchasers may prefer to acquire an undivided fifty percent (50%) interest in and to the real property owned by the Partnership in lieu of the Partnership Interest, in order to accomplish the purchase of their interests pursuant to a tax deferred exchange transaction under Section 1031 of the Internal Revenue Code. DBL agrees, at the request of Purchasers, to cooperate with Purchasers and third parties in achieving such a tax deferred exchange, provided that DBL shall not be required to incur any additional liability or expenses as a result thereof. DBL shall not be required to hold title to any property (other than the real property currently owned by the Partnership) in connection with such exchange, nor shall Purchasers to be entitled to delay the closing of the transaction contemplated by this Agreement in order to accommodate any such exchange. In such event, Purchasers shall indemnify and hold DBL harmless from any additional closing expenses which may result from the participation in any such exchange.

      19.   Headings. Paragraph headings   used  in  this   Agreement   are  for
convenience of reference and shall in no way define, limit, or prescribe the scope or intent of any provision of this Agreement.

      20. Construction. Words of the masculine gender shall include the feminine and neuter genders; and when the sentence so indicates, words of the neuter gender shall refer to any gender; words in the singular shall include the plural and vice versa. This Agreement shall be construed according to its fair meaning and as if prepared by all parties hereto, and shall be deemed to be and contain the entire understanding and agreement between the parties hereto. There should be deemed to be no other terms, conditions, promises, understandings, statements, or representations, express or implied, concerning this Agreement unless set forth in writing and signed by all parties hereto.

      21. Time of the Essence. Time shall be of the essence of this Agreement and each and every provision hereof.

      22. Amendment. This Agreement may not be waived, changed, modified or discharged verbally, but rather only by an agreement in writing, signed by the party against whom enforcement of any such waiver, change, modification or discharge is sought.

      23. Terms Surviving Closing. To the extent necessary to carry out all of the terms and provisions hereof, the said terms and provisions, and the obligations and rights set forth herein, shall not be deemed terminated at the time of closing; nor shall they merge in the various documents executed and delivered at such time.

      24. Business Days. When any payment or action required or contemplated by this Agreement falls on a Saturday, Sunday or legal holiday in the State of Colorado, such payment or action shall be due on the first succeeding day which is not a Saturday, Sunday or legal holiday in the State of Colorado.

      25.   Execution.   This  Agreement  may  be  executed  in  any  number  of
counterparts; when so executed, all of such counterparts shall constitute a single instrument binding upon all parties hereto, notwithstanding the fact that all parties are not signatory to the original or to the same counterpart. In addition, fax signatures on this Agreement shall be deemed originals, provided that any fax signatories agree to promptly execute and deliver hard copies of this Agreement to the other parties upon request.

      26. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement of Purchase and Sale (Partnership Interest in Table Mesa Shopping Center Partnership) as of the day and year first above written.



                              -----------------------------------------
                              WILLIAM W. REYNOLDS


                              -----------------------------------------
                              GERALD P. LEE

                                               "Purchasers"


                             DREXEL BURNHAM LAMBERT REAL ESTATE
                             ASSOCIATES II, a New York
                             Limited Partnership

                              By:  DBL Properties Corporation,
                                   a New York Corporation,
                                   General Partner


                                    By:_________________________________
                                       Harry Alcock,
                                       Executive Vice President

                                                "DBL"