Form 10QSB
period 2001-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2001-05-11
CIK 725646

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

                   For the quarterly period ended March 31, 2001


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

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001


Assets
   Cash and cash equivalents                                                  $  96
   Receivables and deposits                                                       9
   Other assets                                                                 217
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   6,955
                                                                8,242
      Less accumulated depreciation                            (6,215)        2,027

                                                                            $ 2,349
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $ 17
   Tenant security deposit liabilities                                           74
   Accrued property taxes                                                        35
   Other liabilities                                                             60
   Mortgage note payable                                                      4,141

Partners' Capital (Deficit)
   General partner                                              $ 35
   Limited partners (37,273 units issued and
      outstanding)                                             (2,013)       (1,978)

                                                                            $ 2,349

                   See Accompanying Notes to Financial Statements


b)
                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                                              Three Months Ended
                                                                  March 31,
                                                             2001           2000
Revenues:
   Rental income                                            $ 403           $ 360
   Other income                                                 24             12
      Total revenues                                           427            372

Expenses:
   Operating                                                   150            159
   General and administrative                                   34             30
   Depreciation                                                 83             78
   Interest                                                     85             68
   Property taxes                                               34             38
      Total expenses                                           386            373

Income (loss) before equity in net income of joint
   venture and gain on sale of investment in joint
   venture                                                      41             (1)
Equity in net income of joint venture                           --             50
Income before gain on sale of investment in joint
   venture                                                      41             49
Gain on sale of investment in joint venture                     --          2,674

Net income                                                   $ 41          $2,723

Net income allocated to general partner                      $ --           $ 27
Net income allocated to limited partners                        41          2,696
                                                             $ 41          $2,723
Per limited partnership unit:
   Income before gain on sale of investment in joint
      venture                                               $ 1.10         $ 1.31
   Gain on sale of investment in joint venture                  --          71.02

   Net income                                               $ 1.10         $72.33

Distributions per limited partnership unit                  $ 5.02          $ --

                   See Accompanying Notes to Financial Statements


c)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                       Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficit) at
   December 31, 2000                     37,273        $ 35       $(1,867)   $(1,832)

Distributions to partners                    --           --         (187)      (187)

Net income for the three months
   ended March 31, 2001                      --           --           41         41

Partners' capital (deficit) at
   March 31, 2001                        37,273        $ 35       $(2,013)   $(1,978)

                   See Accompanying Notes to Financial Statements


d)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                    2001        2000
Cash flows from operating activities:
   Net income                                                       $ 41       $ 2,723
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                     83           78
      Amortization of loan costs                                        2            5
      Equity in net income of joint venture                            --          (50)
      Gain on sale of investment in joint venture                      --       (2,674)
      Change in accounts:
        Receivables and deposits                                        3           43
        Other assets                                                  (34)         (23)
        Accounts payable                                              (33)          68
        Tenant security deposit liabilities                            --           (3)
        Accrued property taxes                                         35           36
        Other liabilities                                             (51)         (58)
         Net cash provided by operating activities                     46          145

Cash flows from investing activities:
   Proceeds from sale of investment in joint venture                   --        3,000
   Property improvements and replacements                             (60)        (141)
   Distribution received from joint venture                            --          117
         Net cash (used in) provided by investing activities          (60)       2,976

Cash flows from financing activities:
   Payments on mortgage note payable                                  (23)         (32)
   Distributions to partners                                         (187)          --
         Net cash used in financing activities                       (210)         (32)

Net (decrease) increase in cash and cash equivalents                 (224)       3,089

Cash and cash equivalents at beginning of period                      320          691
Cash and cash equivalents at end of period                          $ 96       $ 3,780

Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $ 83        $ 62

                   See Accompanying Notes to Financial Statements


e)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Note B - Transactions with Related Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the General Partner were incurred during the three months ended March 31, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)

         Property management fees (included in
           operating expense)                            $ 22       $ 18
         Reimbursement for services of affiliates
           (included in investment property and
           general and administrative expense)             20         19

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $22,000 and $18,000 for the three month periods ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $20,000 and $19,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,302 limited partnership units in the Partnership representing 24.96% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Investment in Joint Venture and Sale of Investment in Joint Venture

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owned a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to net income of approximately $50,000 for the three months ended March 31, 2000. On March 17, 2000, the Partnership sold its investment in joint venture, Table Mesa Shopping Center ("Table Mesa") for approximately $3,000,000. The Partnership realized a gain of approximately $2,674,000 on the sale during the first quarter of 2000.

The Table Mesa joint venture agreement provides, among other things, that the Partnership was entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. The annual preference was not cumulative. During the three months ended March 31, 2000, the Partnership received distributions from the Table Mesa joint venture of approximately $117,000.

Summarized results of operations for Table Mesa for the three month period ended March 31, 2000, are as follows (in thousands):

                                                      2000

                  Total revenues                     $ 451
                  Total expenses                      (346)
                     Net income                      $ 105

Note D - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

The Partnership owns and operates one investment property: Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential was 99% and 96% for the three months ended March 31, 2001 and 2000, respectively. The Partnership attributes the increase in occupancy to improved marketing efforts.

Results of Operations

The Partnership realized net income of approximately $41,000 and $2,723,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in net income is primarily attributable to the gain on the sale of the investment in joint venture on March 17, 2000. The Partnership realized income before gain on the sale of investment in joint venture of approximately $41,000 and $49,000 for the three month periods ended March 31, 2001 and 2000, respectively. The decrease in income before gain on the sale of investment in joint venture for the three months ended March 31, 2001 is primarily due to an increase in total expenses and a decrease in the equity in net income of the joint venture partially offset by an increase in total revenues. The increase in total revenues for the three months ended March 31, 2001, is primarily due to an increase in rental income and other income. Rental income increased as a result of increased occupancy at Presidential House as noted above. The increase in other income is primarily due to an increase in late charges, lease cancellation fees and miscellaneous income for the period ended March 31, 2001 compared to the same period in 2000. Total expenses increased as a result of increased interest expense and general and administrative expenses partially offset by a decrease in operating expense. The increase in interest expense is attributed to a greater portion of debt service payments being allocated to interest due to the refinancing of the mortgage encumbering Presidential House on June 30, 2000. The decrease in operating expense is due to decreases in maintenance expense partially offset by increases in property expenses and management fees. Maintenance expense decreased due to decreases in exterior and interior building improvements, electrical supplies, contract trash removal and fire protection offset by insurance proceeds from flood damage which occurred October 3, 2000. Property expenses increased due to increases in administrative salaries and employee related expenses and electrical and utility bills partially offset by a decrease in manager salaries at the Presidential House at Sky Lake Apartments.

The increase in general and administrative expenses is due to increases in professional and administrative expenses plus increases in management reimbursements to the General Partner allowed under the Partnership Agreement partially offset by a decrease in legal expenses. Also included in general and administrative expenses at both March 31, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $96,000 as compared to approximately $3,780,000 at March 31, 2000. For the three months ended March 31, 2001, cash and cash equivalents decreased approximately $224,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $60,000 of cash used in investing activities and approximately $210,000 of cash used in financing activities partially offset by approximately $46,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements. Cash used in financing activities consists primarily of distributions paid to partners and, to a lesser extent, payments on the mortgage encumbering the Partnership's remaining investment property. The Partnership invests its working capital reserves in an interest bearing account.

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

Presidential House

Approximately $109,000 has been budgeted for 2001 for capital improvements at Presidential House consisting primarily of perimeter fencing, floor covering replacements, HVAC replacements, lighting and plumbing enhancements. During the three months ended March 31, 2001, the Partnership completed approximately $60,000 of capital improvements consisting primarily of plumbing enhancements and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as operating cash flow and anticipated cash flow generated by the property.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At March 31, 2001 the remaining mortgage indebtedness of approximately $4,141,000 requires monthly principal and interest payments until July 1, 2020 when the note will be fully amortized. The General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed cash from operations of approximately $187,000 to the limited partners ($5.02 per limited partnership unit) during the three month period ended March 31, 2001. No distributions were made during the three month period ended March 31, 2000. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any further distributions to its partners in the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 9,302 limited partnership units in the Partnership representing 24.96% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the three months ended March 31, 2001.

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