Form 10QSB
period 2001-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2001-07-26
CIK 725646

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

                    For the quarterly period ended June 30, 2001


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

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001


Assets
   Cash and cash equivalents                                                 $  143
   Receivables and deposits                                                      78
   Other assets                                                                 211
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   6,968
                                                                8,255
      Less accumulated depreciation                            (6,265)        1,990

                                                                            $ 2,422
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $ 16
   Tenant security deposit liabilities                                           80
   Accrued property taxes                                                        69
   Other liabilities                                                             75
   Mortgage note payable                                                      4,119

Partners' Capital (Deficit)
   General partner                                              $ 36
   Limited partners (37,273 units issued and
      outstanding)                                             (1,973)       (1,937)

                                                                            $ 2,422

                   See Accompanying Notes to Financial Statements

b)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                                    Three Months             Six Months
                                                   Ended June 30,          Ended June 30,
                                                  2001        2000        2001        2000

Revenues:
  Rental income                                  $ 408       $ 354       $ 811       $ 714
  Other income                                       22          50          46          62
       Total revenues                               430         404         857         776

Expenses:
  Operating                                         174         160         324         319
  General and administrative                         46          52          80          82
  Depreciation                                       50          82         133         160
  Interest                                           84          66         169         134
  Property taxes                                     35          36          69          74
       Total expenses                               389         396         775         769

Income before equity in net income of joint
  venture and gain on sale of investment in
  joint venture                                      41           8          82           7
Equity in net income of joint venture                --          --          --          50
Income before gain on sale of investment
  in joint venture                                   41           8          82          57

Gain on sale of investment in joint venture          --          --          --       2,674

Net income                                        $ 41        $ 8         $ 82      $ 2,731

Net income allocated to general partner           $ --        $ --        $ 1         $ 27
Net income allocated to limited partners             41           8          81       2,704
                                                  $ 41        $ 8         $ 82      $ 2,731

Per limited partnership unit:
  Income before gain on sale of investment
   in joint venture                              $ 1.10      $ 0.21      $ 2.17      $ 1.52
  Gain on sale of investment in joint
   venture                                           --          --          --       71.02

Net income                                       $ 1.10      $ 0.21      $ 2.17     $ 72.54

Distributions per limited partnership unit        $ --      $ 96.91      $ 5.02     $ 96.91

                   See Accompanying Notes to Financial Statements

c)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                        Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficit) at
   December 31, 2000                     37,273        $ 35       $(1,867)   $(1,832)

Distributions to limited partners            --           --         (187)      (187)

Net income for the six months
   ended June 30, 2001                       --            1           81         82

Partners' capital (deficit) at
   June 30, 2001                         37,273        $ 36       $(1,973)   $(1,937)

                   See Accompanying Notes to Financial Statements


d)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                   2001         2000
Cash flows from operating activities:
  Net income                                                       $ 82       $ 2,731
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     133         160
     Amortization of loan costs                                         4          11
     Equity in net income of joint venture                             --         (50)
     Gain on sale of investment in joint venture                       --      (2,674)
     Change in accounts:
      Receivables and deposits                                        (66)         43
      Other assets                                                    (30)         (1)
      Accounts payable                                                (34)        (12)
      Tenant security deposit liabilities                               6          (2)
      Accrued property taxes                                           69          71
      Other liabilities                                               (36)        (65)
         Net cash provided by operating activities                    128         212

Cash flows from investing activities:
  Proceeds from sale of investment in joint venture                    --       3,000
  Property improvements and replacements                              (73)       (170)
  Distribution received from joint venture                             --         117
         Net cash (used in) provided by investing activities          (73)      2,947

Cash flows from financing activities:
  Payments on mortgage note payable                                   (45)        (64)
  Repayment of mortgage note payable                                   --      (3,058)
  Proceeds from mortgage note payable                                  --       4,200
  Loan costs paid                                                      --        (161)
  Distributions to limited partners                                  (187)     (3,612)
         Net cash used in financing activities                       (232)     (2,695)

Net (decrease) increase in cash and cash equivalents                 (177)        464

Cash and cash equivalents at beginning of period                      320         691
Cash and cash equivalents at end of period                         $ 143      $ 1,155

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 165       $ 144


                   See Accompanying Notes to Financial Statements


e)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Related Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the General Partner were incurred during the six months ended June 30, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)
         Property management fees (included in
           operating expense)                            $ 43       $ 36
         Reimbursement for services of affiliates
           (included in investment property and
           general and administrative expense)             33         27

During the six months ended June 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $43,000 and $36,000 for the six month periods ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $27,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,584 limited partnership units in the Partnership representing 25.71% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Investment in Joint Venture and Sale of Investment in Joint Venture

Table Mesa

Table Mesa Shopping Center Partnership was formed in 1985 as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owned a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to income of approximately $50,000 for the six months ended June 30, 2000. On March 17, 2000 the Partnership sold its investment in joint venture, Table Mesa Shopping Center ("Table Mesa") for approximately $3,000,000. The Partnership realized a gain of approximately $2,674,000 on the sale during the first quarter of 2000.

The Table Mesa joint venture agreement provided, among other things, that the Partnership was entitled to receive a cash flow preference, as defined, of $252,000 per year, which was equivalent to a 9% return on the Partnership's initial cash investment. The annual preference was not cumulative. During the six months ended June 30, 2000, the Partnership received distributions from the Table Mesa joint venture of approximately $117,000.

Summarized results of operations for Table Mesa for the six months ended June 30, 2000, are as follows (in thousands):

                                          Six Months Ended
                                            June 30, 2000

            Total revenues                      $ 451
            Total expenses                       (346)

               Net income                       $ 105

Note D - Distributions

The Partnership distributed cash from operations of approximately $187,000 to the limited partners ($5.02 per limited partnership unit) during the six month period ended June 30, 2001. The Partnership distributed approximately $3,612,000 to the limited partners ($96.91 per limited partnership unit) during the six month period ended June 30, 2000. These distributions consisted of approximately $2,970,000 ($79.68 per limited partnership unit) of proceeds from the sale of the Partnership's investment in the Table Mesa joint venture and approximately $642,000 ($17.23 per limited partnership unit) of cash from operations.

Note E - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

The Partnership owns and operates one investment property: Presidential House at Sky Lake ("Presidential"), a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential was 98% and 96% for the six months ended June 30, 2001 and 2000, respectively.

Results of Operations

The Partnership realized net income of approximately $82,000 and $2,731,000 for the six months ended June 30, 2001 and 2000, respectively. The Partnership realized net income of approximately $41,000 and $8,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in net income for the six months ended June 30, 2001 is primarily attributable to the gain on the sale of the investment in joint venture on March 17, 2000. The Partnership realized income before gain on the sale of investment in joint venture of approximately $82,000 and $57,000 for the six months ended June 30, 2001 and 2000, respectively. The Partnership realized income before gain on sale of investment in joint venture for the three months ended June 30, 2001 and 2000 of approximately $41,000 and $8,000, respectively. The increase in income for the three and six months ended June 30, 2001 is primarily due to an increase in total revenues. For the three months ended June 30, 2001, the increase in income was also due to a decrease in total expenses. For the six months ended June 30, 2001, the increase in income was offset by an increase in total expenses and a decrease in the equity in net income of the joint venture (see discussion below).

The increase in total revenues for the three and six months ended June 30, 2001 is primarily due to an increase in rental income partially offset by a decrease in other income. Rental income increased as a result of increased average rental rate and occupancy at Presidential. Other income decreased primarily due to a decrease in interest income partially offset by an increase in late charges and lease cancellation fees. Interest income decreased due to lower balances on deposit in interest bearing accounts.

For the three months ended June 30, 2001, the decrease in total expenses is primarily due to a decrease in depreciation expenses partially offset by an increase in interest expense. For the six months ended June 30, 2001, the increase in total expenses is primarily due to an increase in interest expense partially offset by a decrease in depreciation expense. The decrease in depreciation expense for both periods is due to assets becoming fully depreciated during the second quarter of 2001. The increase in interest expense for both periods is due to a greater portion of the debt service payments being allocated to interest due to the refinancing of the mortgage encumbering Presidential House on June 30, 2000.

Included in general and administrative expenses at both June 30, 2001 and 2000, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

Capital Resources and Liquidity

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $143,000 as compared to approximately $1,155,000 at June 30, 2000. For the six months ended June 30, 2001, cash and cash equivalents decreased approximately $177,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $73,000 of cash used in investing activities and approximately $232,000 of cash used in financing activities partially offset by approximately $128,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements. Cash used in financing activities consists of distributions paid to the limited partners and, to a lesser extent, payments on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in an interest bearing account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's investment property are detailed below.

Presidential House

Approximately $109,000 has been budgeted for 2001 for capital improvements at Presidential House consisting primarily of floor covering replacements, perimeter fencing, HVAC replacements, lighting and plumbing enhancements. During the six months ended June 30, 2001, the Partnership completed approximately $73,000 of budgeted capital improvements consisting primarily of plumbing enhancements, HVAC upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property and Partnership reserves. To the extent that budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At June 30, 2001 the remaining mortgage indebtedness of approximately $4,119,000 requires monthly principal and interest payments until July 1, 2020 when the note will be fully amortized.

The Partnership distributed cash from operations of approximately $187,000 to the limited partners ($5.02 per limited partnership unit) during the six month period ended June 30, 2001. The Partnership distributed approximately $3,612,000 to the limited partners ($96.91 per limited partnership unit) during the six month period ended June 30, 2000. These distributions consisted of approximately $2,970,000 ($79.68 per limited partnership unit) of proceeds from the sale of the Partnership's investment in the Table Mesa joint venture and approximately $642,000 ($17.23 per limited partnership unit) of cash from operations. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any further distributions to its partners in the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,584 limited partnership units in the Partnership representing 25.71% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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