Form 10KSB
period 2001-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2002-04-01
CIK 725646

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Under  Section 13 or 15(d) of the  Securities  Exchange Act of
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of
   1934 [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,724,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") was organized on November 2, 1983 as a New York limited partnership pursuant to the Limited Partnership Laws of the State of New York. The general partner of the Partnership is DBL Properties Corporation ("DBL" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2032, unless terminated prior to such date.

The Partnership's primary business is to operate and hold existing real estate properties for investment. The Partnership acquired interests in five properties during 1984 and 1985. The Partnership continues to own and operate one residential property, Presidential House Apartments.

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


                          Gross
                        Carrying    Accumulated                            Federal
Property                  Value    Depreciation      Rate      Method     Tax Basis
                            (in thousands)                             (in thousands)

Presidential House       $8,386       $6,332      5-31.5 yrs     SL        $ 2,044

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                             Principal
                            Balance At
                           December 31,       Interest       Period       Maturity
Properties                   2001 (1)           Rate       Amortized        Date
                          (in thousands)

Presidential House            $4,072            7.96%        20 yrs       07/01/20

(1) See "Item 7. Financial Statement - Note D" for Partnership's ability to repay this loan and other specific details about the loan.

On June 30, 2000, the Partnership refinanced the mortgage encumbering Presidential House Apartments. Interest on the new mortgage is 7.96%. Interest on the old mortgage was 8.00%. The refinancing replaced indebtedness of approximately $3,057,000 with a new mortgage in the amount of $4,200,000. Payments of approximately $35,000 are due on the first day of each month until the loan fully amortizes on July 1, 2020. The prior note matured in August 2000. Capitalized loan costs incurred for the refinancing in 2000 were approximately $168,000.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for the property was:

                                     Average Annual              Average Annual
                                      Rental Rates                  Occupancy
                                       (per unit)
Properties                        2001            2000          2001        2000

Presidential House               $8,445          $7,861          97%         97%

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

Real Estate Taxes and Rates

Real estate tax and rate in 2001 for the property was:

                                         2001                 2001
                                        Billing               Rate
                                    (in thousands)

       Presidential House                $133                 2.11%

Capital Improvements

Presidential House

During the year ended December 31, 2001, the Partnership completed approximately $204,000 of capital improvements consisting primarily of plumbing enhancements, office computers, air conditioning replacements, counter tops, swimming pool improvements, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,900. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.


Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 37,273 Individual Investor Units during its offering period through October 1984. The Partnership currently has 1,237 holders of record owning an aggregate of 37,273 Units. Affiliates of the General Partner owned 11,221 Units or 30.10% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00               $4,614 (1)          $123.79
       01/01/01 - 12/31/01                  340 (2)             9.12

(1) Consists of approximately $663,000 of cash from operations, approximately $981,000 of cash from refinancing the note encumbering Presidential House Apartments and approximately $2,970,000 of proceeds from the sale of interest in the joint venture.

(2)   Consists of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2002 or subsequent periods.

As of December 31, 2001, the remaining unpaid preferred return arrearage totaled approximately $9,741,000 or approximately $261 per Unit.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,221 limited partnership units (the "Units") in the Partnership representing 30.10% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Partnership realized net income of approximately $263,000 and $2,774,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in net income is primarily attributable to the equity in net income of joint venture of approximately $37,000 and the gain on sale of investment in the joint venture of approximately $2,680,000 in March 2000, as discussed below. Excluding the equity in net income of the joint venture and the gain on sale of investment in the joint venture during 2000, the Partnership realized income of approximately $263,000 and $57,000 for the years ended December 31, 2001 and 2000, respectively. The increase in income before equity in net income of joint venture and gain on sale of investment in the joint venture is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income is primarily due an increase in the average annual rental rates charged by the investment property. Rental income also increased due to a decrease in bad debt due to increased collection efforts by the management at Presidential House Apartments. The decrease in other income is due to a decrease in interest income as a result of lower average cash balances maintained in interest bearing accounts at the Partnership.

The decrease in total expenses is primarily due to a decrease in depreciation and general and administrative expenses partially offset by an increase in interest expense and operating expense. The decrease in depreciation expense is due to assets becoming fully depreciated during the current year at Presidential House Apartments. The increase in interest expense is due to the refinancing of the mortgage encumbering Presidential House Apartments during 2000. Operating expense increased due to an increase in property expense and insurance expense which was partially offset by a decrease in maintenance expense. Property expense increased due to an increase in employee salaries and benefits and an increase in contract labor used by the investment property for security. Insurance expense increased due to an increase in insurance premiums on the policy covering the investment property. Maintenance expense decreased due to the reduction in contract labor used for interior painting and a reduction in the use of supplies and materials.

The decrease in general and administrative expense is due to a decrease in legal and professional expenses partially offset by an increase in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $177,000 as compared to approximately $320,000 at December 31, 2000. For the year ended December 31, 2001, cash and cash equivalents decreased approximately $143,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $432,000 of cash used in financing activities and approximately $204,000 of cash used in investing activities which was partially offset by approximately $493,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, and to a lesser extent, payments on the mortgage encumbering Presidential House Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

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

On June 30, 2000, the Partnership refinanced the mortgage encumbering Presidential House Apartments. Interest on the new mortgage is 7.96%. Interest on the old mortgage was 8.00%. The refinancing replaced indebtedness of approximately $3,057,000, with a new mortgage in the amount of $4,200,000. Payments of approximately $35,000 are due on the first day of each month until the loan fully amortizes on July 1, 2020. The prior note matured in August 2000. Capitalized loan costs incurred for the refinancing in 2000 were approximately $168,000.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 2001, the mortgage indebtedness of approximately $4,072,000 requires monthly principal and interest payments until July 1, 2020 at which it will be fully amortized. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed cash from operations of approximately $340,000 to the limited partners ($9.12 per limited partnership unit) during the year ended December 31, 2001. The Partnership distributed approximately $4,614,000 to the limited partners ($123.79 per limited partnership unit) during the year ended December 31, 2000. These distributions consisted of approximately $2,970,000 ($79.68 per limited partnership unit) of proceeds from the sale of the Partnership's investment in the Table Mesa joint venture, approximately $981,000 ($26.32 per limited partnership unit) of proceeds from the refinancing of Presidential House Apartments in June 2000 and approximately $663,000 ($17.79 per limited partnership unit) of cash from operations. Future cash distributions will depend on the levels of net cash generated from operations, availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,221 limited partnership units (the "Units") in the Partnership representing 30.10% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Report

Balance Sheet - December 31, 2001

Statements of Operations - Years ended December 31, 2001 and 2000

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2001 and 2000

Statements of Cash Flows - Years ended December 31, 2001 and 2000

Notes to Financial Statements

                          Independent Auditors' Report



The Partners
Drexel Burnham Lambert Real Estate Associates II


We have audited the accompanying balance sheet of the Drexel Burnham Lambert Real Estate Associates II (the "Partnership") as of December 31, 2001, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.


                                                                     /s/KPMG LLP


Greenville, South Carolina
February 28, 2002

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
  Cash and cash equivalents                                              $  177
  Receivables and deposits                                                   10
  Other assets                                                              184
  Investment property (Notes D and G):
       Land                                               $ 1,287
       Buildings and related personal property              7,099
                                                            8,386
       Less accumulated depreciation                       (6,332)        2,054
                                                                        $ 2,425

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                       $   19
  Tenant security deposit liabilities                                        83
  Other liabilities                                                         160
  Mortgage note payable (Note D)                                          4,072

Partners' Capital (Deficit)
  General partner                                           $ 38
  Limited partners (37,273 units issued
       and outstanding)                                    (1,947)       (1,909)
                                                                        $ 2,425
                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                                     Years Ended
                                                                    December 31,
                                                                2001          2000

Revenues:
  Rental income                                               $ 1,636       $ 1,489
  Other income                                                     88           125
     Total revenues                                             1,724         1,614

Expenses:
  Operating                                                       665           634
  General and administrative                                      131           169
  Depreciation                                                    200           322
  Interest                                                        336           304
  Property taxes                                                  129           128
     Total expenses                                             1,461         1,557

Income before equity in net income of joint venture
  and gain on sale of investment in joint venture                 263            57

Equity in net income of joint venture                              --            37

Income before gain on sale of investment in joint
  venture                                                         263            94
Gain on sale of investment in joint venture (Note C)               --         2,680

Net income                                                     $ 263        $ 2,774

Net income allocated to general partner (1%)                    $ 3           $ 28
Net income allocated to limited partners (99%)                    260         2,746
                                                               $ 263        $ 2,774

Net income per limited partnership unit                        $ 6.98       $ 73.67

Distributions per limited partnership unit                     $ 9.12       $123.79

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General      Limited
                                          Units       Partner     Partners      Total

Original capital contributions            37,273        $ 1        $18,637     $18,638

Partners' capital at
  December 31, 1999                       37,273        $ 7          $ 1         $ 8

Distribution to limited partners              --           --       (4,614)     (4,614)

Net income for the year
  ended December 31, 2000                     --           28        2,746       2,774

Partners' capital (deficit) at
  December 31, 2000                       37,273           35       (1,867)     (1,832)

Distributions to limited partners             --           --         (340)       (340)

Net income for the year
  ended December 31, 2001                     --            3          260         263

Partners' capital (deficit) at
  December 31, 2001                       37,273        $ 38       $(1,947)    $(1,909)

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                             Years Ended December 31,
                                                                 2001         2000

Cash flows from operating activities:
  Net income                                                     $ 263       $ 2,774
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   200          322
     Amortization of loan costs                                       8           14
     Equity in net income of joint venture                           --          (37)
     Gain on sale of investment in joint venture                     --       (2,680)
     Change in accounts:
      Receivables and deposits                                        2          113
      Other assets                                                   (7)          (7)
      Accounts payable                                              (31)         (27)
      Tenant security deposit payable                                 9           10
      Other liabilities                                              49           15
          Net cash provided by operating activities                 493          497

Cash flows from investing activities:
  Proceeds from sale of investment in joint venture                  --        3,000
  Property improvements and replacements                           (204)        (245)
  Distributions received from joint venture                          --          117
          Net cash (used in) provided by investing
             activities                                            (204)       2,872

Cash flows from financing activities:
  Payments of mortgage notes payable                                (92)        (101)
  Proceeds from mortgage note payable                                --        4,200
  Repayment of mortgage note payable                                 --       (3,057)
  Loan costs paid                                                    --         (168)
  Distributions to partners                                        (340)      (4,614)
          Net cash used in financing activities                    (432)      (3,740)

Net decrease in cash and cash equivalents                          (143)        (371)

Cash and cash equivalents at beginning of year                      320          691
Cash and cash equivalents at end of year                         $  177        $ 320

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 355        $ 283

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization:

Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated November 2, 1983. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2032, unless terminated prior to such date. The general partner of the Partnership is DBL Properties Corporation ("DBL" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As of December 31, 2001, the Partnership owns and operates Presidential House Apartments at Sky Lake ("Presidential") a residential apartment complex located in North Miami Beach, Florida. The Partnership sold its interest in Table Mesa Shopping Center on March 17, 2000 (see "Note C" for further discussion).

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $92,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Property:

The Partnership's investment property consists of one apartment complex stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 19 years for additions after May 8, 1985, and before January 1, 1987, and for additions after 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs:

Loan  costs  of  approximately  $168,000,   less  accumulated   amortization  of
approximately $12,000, are included in other assets and are amortized over the life of the loan.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on these leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs:

Advertising costs of approximately $29,000 in 2001 and $28,000 in 2000 were charged to expense as incurred and are included in operating expenses.

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

Reclassifications

Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Transactions with Affiliated Parties

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                             2001        2000
                                                              (in thousands)
Property management fees (included in operating
  expenses)                                                   $91         $77
Reimbursement for services of affiliates (included in
  general and administrative expenses and investment
  property)                                                   184          65
Loan costs (included in other assets)                          --          42

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $91,000 and $77,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $184,000 and $65,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $121,000 and $8,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over their estimated useful lives.

The Partnership paid an affiliate of the General Partner $42,000 for loan costs associated with the refinancing of Presidential House Apartments during 2000 (see "Note D").

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,221 limited partnership units (the "Units") in the Partnership representing 30.10% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Investment in Joint Venture and Sale of Investment in Joint Venture

Table Mesa Shopping Center Partnership was formed in 1985, as a joint venture to own and operate a shopping center in Boulder, Colorado. The Partnership owned a 50% interest in this joint venture. The Partnership's equity in the operations of Table Mesa, after an adjustment for allocation of depreciation based on its basis in the property, amounted to income of approximately $37,000 for the year ended December 31, 2000.

The Table Mesa joint venture agreement provides, among other things, that the Partnership was entitled to receive a cash flow preference, as defined, of $252,000 per year, which is equivalent to a 9% return on the Partnership's initial cash investment. This annual preference was not cumulative. The Partnership received a distribution from the Table Mesa joint venture of approximately $117,000 during the year ended December 31, 2000, respectively.

Summarized results of operations for Table Mesa for the period up to the disposition of the Partnership's investment in 2000 are as follows (in thousands):

                                     2000

      Total revenues                 $ 451
      Total expenses                    346
         Net income                  $ 105

On March 17, 2000, the Partnership sold its investment in the Table Mesa joint venture. The Partnership realized a gain of approximately $2,680,000 on the sale during the first quarter of 2000.

Note D - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:


                                Principal Monthly
                               Balance At Payment
                          December 31,       Including      Interest       Maturity
Property                      2001           Interest         Rate           Date
                                 (in thousands)
Presidential House          $ 4,072            $ 35           7.96%        07/01/20

On June 30, 2000, the Partnership refinanced the mortgage encumbering Presidential House Apartments. Interest on the new mortgage is 7.96%. Interest on the old mortgage was 8.00%. The refinancing replaced indebtedness of approximately $3,057,000 with a new mortgage in the amount of $4,200,000. Payments of approximately $35,000 are due on the first day of each month until the loan fully amortizes on July 1, 2020. The prior note matured in August 2000. Capitalized loan costs incurred for the refinancing in 2000 were approximately $168,000.

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's property and by pledge of revenues from the respective rental property. The mortgage note includes a prepayment penalty if repaid prior to maturity. Further the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2001, are as follows (in thousands):

                                   2002         $   100
                                   2003             108
                                   2004             117
                                   2005             127
                                   2006             137
                                Thereafter        3,483
                                                $ 4,072

Note E - Partners' Capital

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

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 2001, the unpaid preferred return arrearage totaled approximately $9,741,000.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

A reconciliation of the net income per the financial statements to the net taxable income to partners is as follows (in thousands, except unit data):

                                                    Years Ended December 31,
                                                        2001         2000

      Net income as reported                           $ 263       $ 2,774
      Depreciation and amortization differences           (20)          25
      Amount of tax loss under book loss of
        equity investees                                   --         (290)
      Allowance for bad debt                               --          (18)
      Prepaid rent                                        (22)          23
      Federal taxable net income                       $ 221       $ 2,514

      Federal taxable income per limited
        partnership unit                               $ 5.88      $ 66.78

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities(in thousands):

                                                         2001
      Net liabilities as reported                      $ (1,909)
        Fixed assets                                       (204)
        Accumulated depreciation                            194
         Syndication costs                                2,051
         Other assets & liabilities                           7

      Net assets - tax basis                           $    139

Note G - Real Estate and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description               Encumbrance        Land       Properties      Acquisition
                        (in thousands)                                 (in thousands)

Presidential House          $ 4,072        $ 1,510        $ 6,037          $ 839



                 Gross Amount At Which
                        Carried
                  At December 31, 2001
                     (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Year of     Date   Depreciable
Description    Land    Property    Total    Depreciation  ConstructionAcquired Life-Years
                                           (in thousands)
Presidential
  House       $ 1,287   $ 7,099   $ 8,386     $ 6,332      1967-1974   10/84   5-31.5 yrs


Reconciliation of Real Estate and Accumulated Depreciation:


                                              December 31,
                                           2001           2000
                                             (in thousands)
Investment Properties
Balance at beginning of year             $ 8,182        $ 7,970
  Property improvements                      204            212
Balance at end of year                     8,386          8,182

Accumulated Depreciation
Balance at beginning of year             $ 6,132        $ 5,810
  Additions charged to expense               200            322
Balance at end of year                   $ 6,332        $ 6,132

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $8,182,000 and $7,978,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $6,138,000 and $5,917,000, respectively.

Note H - Distributions

The Partnership distributed cash from operations of approximately $340,000 to the limited partners ($9.12 per limited partnership unit) during the year ended December 31, 2001. The Partnership distributed approximately $4,614,000 to the limited partners ($123.79 per limited partnership unit) during the year ended December 31, 2000. These distributions consisted of approximately $2,970,000 ($79.68 per limited partnership unit) of proceeds from the sale of the Partnership's investment in the Table Mesa joint venture, approximately $981,000 ($26.32 per limited partnership unit) of proceeds from the refinancing of Presidential House in June 2000 and approximately $663,000 ($17.79 per limited partnership unit) of cash from operations.

Note I - Legal Proceedings

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

The names of the directors and executive officers of DBL as of December 31, 2001, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

Name                   Age     Position

Patrick J. Foye        44      Executive Vice President and Director

Martha L. Long         42      Senior Vice President and Controller

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed KPMG LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $29,000 and non-audit services (tax-related) of approximately $14,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the General Partner during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

                                            Number
       Entity                              of Units            Percentage

       Insignia Properties LP                   10                0.02%
         (an affiliate of AIMCO)
       AIMCO Properties LP                  11,211               30.08%
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

The following payments were made to the General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                             2001        2000
                                                              (in thousands)

Property management fees                                      $91         $77
Reimbursement for services of affiliates                      184          65
Loan costs                                                     --          42

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $91,000 and $77,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $184,000 and $65,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $121,000 and $8,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over their estimated useful lives.

The Partnership paid an affiliate of the General Partner $42,000 for loan costs associated with the refinancing of Presidential House Apartments during 2000 (see "Item 7. Financial Statements - Note D").

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,221 limited partnership units (the "Units") in the Partnership representing 30.10% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a) Reports on Form 8-K filed during the fourth quarter of calendar year 2001:

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