Form 10QSB
period 2002-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2002-05-13
CIK 725646

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

                   For the quarterly period ended March 31, 2002


[ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $  176
   Receivables and deposits                                                       3
   Other assets                                                                 258
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   7,184
                                                                8,471
      Less accumulated depreciation                            (6,368)        2,103

                                                                            $ 2,540
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                          $ 128
   Tenant security deposit liabilities                                           79
   Accrued property taxes                                                        34
   Other liabilities                                                             57
   Due to Affiliates                                                             15
   Mortgage note payable                                                      4,047

Partners' Capital (Deficit)
   General partner                                              $ 39
   Limited partners (37,273 units issued and
      outstanding)                                             (1,859)       (1,820)

                                                                            $ 2,540

                   See Accompanying Notes to Financial Statements

b)
                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)






                                                              Three Months Ended
                                                                  March 31,
                                                             2002           2001
Revenues:
   Rental income                                            $ 407           $ 403
   Other income                                                 24             24
      Total revenues                                           431            427

Expenses:
   Operating                                                   160            150
   General and administrative                                   30             34
   Depreciation                                                 36             83
   Interest                                                     82             85
   Property taxes                                               34             34
      Total expenses                                           342            386

Net income                                                   $ 89           $ 41

Net income allocated to general partner (1%)                 $ 1            $ --
Net income allocated to limited partners (99%)                  88             41
                                                             $ 89           $ 41

Net income per limited partnership unit                     $ 2.36         $ 1.10

Distributions per limited partnership unit                   $ --          $ 5.02


                   See Accompanying Notes to Financial Statements

c)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                       Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficit) at
   December 31, 2001                     37,273        $ 38       $(1,947)   $(1,909)

Net income for the three months
   ended March 31, 2002                      --            1           88         89

Partners' capital (deficit) at
   March 31, 2002                        37,273        $ 39       $(1,859)   $(1,820)


                   See Accompanying Notes to Financial Statements

d)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                    2002        2001
Cash flows from operating activities:
   Net income                                                       $ 89        $ 41
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                     36           83
      Amortization of loan costs                                        2            2
      Change in accounts:
        Receivables and deposits                                        7            3
        Other assets                                                  (76)         (34)
        Accounts payable                                              109          (33)
        Due to affiliates                                              15           --
        Tenant security deposit liabilities                            (4)          --
        Accrued property taxes                                         34           35
        Other liabilities                                            (103)         (51)
         Net cash provided by operating activities                    109           46

Cash flows used in investing activities:
   Property improvements and replacements                             (85)         (60)

Cash flows from financing activities:
   Payments on mortgage note payable                                  (25)         (23)
   Distributions to partners                                           --         (187)
         Net cash used in financing activities                        (25)        (210)

Net decrease in cash and cash equivalents                              (1)        (224)

Cash and cash equivalents at beginning of period                      177          320
Cash and cash equivalents at end of period                         $ 176        $ 96

Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $ 54        $ 83

                   See Accompanying Notes to Financial Statements

e)

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Related Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $22,000 for both three month periods ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $16,000 and $20,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in investment property and general and administrative expenses. Approximately $15,000 of the reimbursement of accountable administrative expense related to 2002 were accrued at March 31, 2002 and are included in "Due to Affiliates" on the accompanying balance sheet.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $30,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 95% and 99% for the three months ended March 31, 2002 and 2001, respectively. The Partnership attributes the decrease in occupancy at Presidential House Apartments to the competitive market of the apartment industry in the North Miami Beach area and more residents purchasing houses due to lower interest rates on mortgages.

Results of Operations

The Partnership realized net income of approximately $89,000 and $41,000 for the three months ended March 31, 2002 and 2001, respectively. The increase in net income is primarily attributable to a decrease in total expenses while total revenues remained relatively constant. Total expenses decreased as a result of a decrease in depreciation expense which was partially offset by an increase in operating expense. The decrease in depreciation expense is due to assets becoming fully depreciated at Presidential House Apartments during the second quarter of 2001. The increase in operating expense is due to an increase in insurance expense which was partially offset by a decrease in property expense. Insurance expense increased as a result of an increase in insurance premiums. Property expense increased due to decreases in employee commissions and bonuses and utility bills.

General and administrative expenses remained relatively constant for the three month periods ended March 31, 2002 and 2001, respectively. Included in general and administrative expenses are management reimbursements to the General Partner allowed under the Partnership Agreement, in addition to costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $176,000 as compared to approximately $96,000 at March 31, 2001. For the three months ended March 31, 2002, cash and cash equivalents decreased approximately $1,000 from the Partnership's year ended December 31, 2001. The decrease in cash and cash equivalents is due to approximately $85,000 of cash used in investing activities and approximately $25,000 of cash used in financing activities partially offset by approximately $109,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements. Cash used in financing activities consists of payments on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in an interest bearing account.

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

Presidential House

During the three months ended March 31, 2002, the Partnership completed approximately $85,000 of capital improvements consisting primarily of fire safety improvements and appliance and floor covering replacements. These improvements were funded from operations. The Partnership has budgeted, but is not limited to, approximately $150,000 for capital improvements during 2002 at Presidential House Apartments, consisting primarily of electrical upgrades, fire safety improvements, interior decoration and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as operating cash flow and anticipated cash flow generated by the property.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At March 31, 2002 the mortgage indebtedness of approximately $4,047,000 requires monthly principal and interest payments until July 1, 2020 when the note will be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit


Operations             $  --            $   --           $  187            $ 5.02

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,233 limited partnership units in the Partnership representing 30.14% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the three months ended March 31, 2002.

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


                                 Date:    May 13, 2002