Form 10QSB
period 2002-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2002-08-14
CIK 725646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


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



                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $ 248
   Receivables and deposits                                                      10
   Other assets                                                                 228
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   7,209
                                                                              8,496
      Less accumulated depreciation                            (6,409)        2,087

                                                                            $ 2,573
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $ 20
   Tenant security deposit liabilities                                           74
   Accrued property taxes                                                        68
   Other liabilities                                                            111
   Mortgage note payable                                                      4,023

Partners' Capital (Deficit)
   General partner                                              $ 40
   Limited partners (37,273 units issued and
      outstanding)                                             (1,763)       (1,723)

                                                                            $ 2,573

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)




                                                    Three Months             Six Months
                                                   Ended June 30,          Ended June 30,
                                                  2002        2001        2002        2001

Revenues:
  Rental income                                  $ 412       $ 408       $ 819       $ 811
  Other income                                       24          22          48          46
       Total revenues                               436         430         867         857

Expenses:
  Operating                                         154         174         314         324
  General and administrative                         26          46          56          80
  Depreciation                                       41          50          77         133
  Interest                                           84          84         166         169
  Property taxes                                     34          35          68          69
       Total expenses                               339         389         681         775

Net income                                        $ 97        $ 41       $ 186        $ 82

Net income allocated to general partner
  (1%)                                            $ 1         $ --        $ 2         $ 1
Net income allocated to limited partners
  (99%)                                              96          41         184          81
                                                  $ 97        $ 41       $ 186        $ 82

Net income per limited partnership unit          $ 2.58      $ 1.10      $ 4.94      $ 2.17

Distributions per limited partnership unit        $ --        $ --        $ --       $ 5.02

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                      Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficit) at
   December 31, 2001                     37,273        $ 38       $(1,947)   $(1,909)

Net income for the six months
   ended June 30, 2002                       --            2          184        186

Partners' capital (deficit) at
   June 30, 2002                         37,273        $ 40       $(1,763)   $(1,723)

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                       $ 186        $ 82
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                      77         133
     Amortization of loan costs                                         4           4
     Change in accounts:
      Receivables and deposits                                         --         (66)
      Other assets                                                    (48)        (30)
      Accounts payable                                                  1         (34)
      Tenant security deposit liabilities                              (9)          6
      Accrued property taxes                                           68          69
      Other liabilities                                               (49)        (36)
         Net cash provided by operating activities                    230         128

Cash flows used in investing activities:
  Property improvements and replacements                             (110)        (73)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (49)        (45)
  Distributions to limited partners                                    --        (187)
         Net cash used in financing activities                        (49)       (232)

Net increase (decrease) in cash and cash equivalents                   71        (177)

Cash and cash equivalents at beginning of period                      177         320
Cash and cash equivalents at end of period                         $ 248       $ 143

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 134       $ 165


                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Related Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $44,000 and $43,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 for both six month periods ended June 30, 2002 and 2001, which is included in investment property and general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $45,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 95% and 98% for the six months ended June 30, 2002 and 2001, respectively. The Partnership attributes the decrease in occupancy at Presidential House Apartments to the competitive market of the apartment industry in the North Miami Beach area and more residents purchasing houses due to lower interest rates on mortgages.

Results of Operations

The Partnership realized net income of approximately $97,000 and $186,000 for the three and six months ended June 30, 2002 as compared to approximately $41,000 and $82,000 for the three and six months ended June 30, 2001, respectively. The increase in net income is primarily attributable to a decrease in total expenses and a slight increase in total revenues. Total expenses for the three and six months ended June 30, 2002 and 2001 decreased as a result of a decrease in depreciation, operating and general and administrative expenses. The decrease in depreciation expense is due to assets becoming fully depreciated at Presidential House Apartments during the second quarter of 2001. The decrease in operating expense is due to decreases in property expense and maintenance expense which was partially offset by an increase in insurance expense. Property expense decreased due to a decrease in employee salaries and utility expenses at Presidential House Apartments. Maintenance expense decreased due to a decrease in contract trash removal, yard maintenance and interior painting partially offset by an increase in contract cleaning. Insurance expense increased as a result of an increase in insurance premiums at Presidential House Apartments.

General and administrative expense decreased for the three and six months ended June 30, 2002 due to a decrease in professional expenses. Included in general and administrative expenses for the three and six months ended June 30, 2002 and 2001 are management reimbursements to the General Partner allowed under the Partnership Agreement, in addition to costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three and six months ended June 30, 2002, primarily due to an increase in rental income. Rental income increased due to an increase in average rental rates partially offset by a decrease in occupancy at Presidential House Apartments.

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

Capital Resources and Liquidity

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $248,000 as compared to approximately $143,000 at June 30, 2001. For the six months ended June 30, 2002, cash and cash equivalents increased approximately $71,000 from the Partnership's year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately $230,000 of cash provided by operating activities partially offset by approximately $110,000 of cash used in investing activities and approximately $49,000 of cash used in financing activities. Cash used in investing activities consists of property improvements and replacements. Cash used in financing activities consists of payments on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in an interest bearing account.

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

Presidential House

During the six months ended June 30, 2002, the Partnership completed approximately $110,000 of capital improvements consisting primarily of fire safety improvements, plumbing improvements, and appliance and floor covering replacements. These improvements were funded from operations. The Partnership has budgeted, but is not limited to, approximately $159,000 for capital improvements during 2002 at Presidential House Apartments, consisting primarily of electrical upgrades, fire safety improvements, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At June 30, 2002, the mortgage indebtedness of approximately $4,023,000 requires monthly principal and interest payments until July 1, 2020 when the note is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit


Operations             $  --            $   --           $  187            $ 5.02

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,319 limited partnership units in the Partnership representing 30.37% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

                           PART II - OTHER INFORMATION


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  3.1 Agreement of Limited Partnership, incorporated herein by reference to the Prospectus, dated December 30, 1983, filed pursuant to Rule 424(b), and the Supplement thereto dated October 10, 1984.

                  3.2 Certificate of Limited Partnership of the Partnership, incorporated herein by reference to Exhibit 3.2 to the Registration Statement of the Partnership.

                  99    Certification of Chief  Executive   Officer   and  Chief
                        Financial Officer.

            b)    Reports on Form 8-K:

                  Current Report on Form 8-K/A dated June 27, 2002 and filed on July 16, 2002, disclosing the dismissal of KPMG LLP as the Registrant's certifying accountant and the appointment of Ernst & Young, LLP, as the certifying accountant for the year ending December 31, 2002.

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



                                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II


                                   By:    DBL Properties Corporation
                                          Its General Partner


                                   By:    /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                   By:    /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                   Date:  August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.