Form 10QSB
period 2002-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2002-11-14
CIK 725646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $ 330
   Receivables and deposits                                                      13
   Other assets                                                                 199
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   7,249
                                                                8,536
      Less accumulated depreciation                            (6,448)        2,088

                                                                            $ 2,630
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $ 16
   Tenant security deposit liabilities                                           80
   Accrued property taxes                                                       102
   Other liabilities                                                             72
   Mortgage note payable                                                      3,997

Partners' Capital (Deficit)
   General partner                                              $ 41
   Limited partners (37,273 units issued and
      outstanding)                                             (1,678)       (1,637)

                                                                            $ 2,630


                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                    Three Months             Nine Months
                                                 Ended September 30,     Ended September 30,
                                                  2002        2001        2002        2001

Revenues:
  Rental income                                  $ 397       $ 408      $ 1,216     $ 1,219
  Other income                                       33          22          81          68
       Total revenues                               430         430       1,297       1,287

Expenses:
  Operating                                         161         211         475         535
  General and administrative                         28          26          84         106
  Depreciation                                       39          33         116         166
  Interest                                           82          84         248         253
  Property taxes                                     34          29         102          98
       Total expenses                               344         383       1,025       1,158

Net income                                        $ 86        $ 47       $ 272       $ 129

Net income allocated to general partner
  (1%)                                            $ 1         $ --        $ 3         $ 1
Net income allocated to limited partners
  (99%)                                              85          47         269         128
                                                  $ 86        $ 47       $ 272       $ 129

Net income per limited partnership unit          $ 2.28      $ 1.26      $ 7.22      $ 3.43

Distributions per limited partnership unit        $ --        $ --        $ --       $ 5.02


                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                       Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficit) at
   December 31, 2001                     37,273        $ 38       $(1,947)   $(1,909)

Net income for the nine months
   ended September 30, 2002                  --            3          269        272

Partners' capital (deficit) at
   September 30, 2002                    37,273        $ 41       $(1,678)   $(1,637)

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                       $ 272       $ 129
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     116         166
     Amortization of loan costs                                         6           6
     Change in accounts:
      Receivables and deposits                                         (3)        (63)
      Other assets                                                    (21)        (25)
      Accounts payable                                                 (3)        (13)
      Tenant security deposit liabilities                              (3)         10
      Accrued property taxes                                          102         106
      Other liabilities                                               (88)        (32)
         Net cash provided by operating activities                    378         284

Cash flows used in investing activities:
  Property improvements and replacements                             (150)       (179)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (75)        (69)
  Distributions to limited partners                                    --        (187)
         Net cash used in financing activities                        (75)       (256)

Net increase (decrease) in cash and cash equivalents                  153        (151)

Cash and cash equivalents at beginning of period                      177         320
Cash and cash equivalents at end of period                         $ 330       $ 169

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 242       $ 247

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Related Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $65,000 for both nine month periods ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $52,000 and $133,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in investment property and general and administrative expenses. Included in these amounts are fees related to the construction management services provided by an affiliate of the General Partner of approximately $6,000 and $86,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to the investment property.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $45,000, respectively, for insurance coverage and fees associated with policy claims administration.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 95% and 97% for the nine months ended September 30, 2002 and 2001, respectively.

Results of Operations

The Partnership realized net income of approximately $86,000 and $272,000 for the three and nine months ended September 30, 2002 as compared to approximately $47,000 and $129,000 for the three and nine months ended September 30, 2001, respectively. The increase in net income for the nine months ended September 30, 2002 is primarily attributable to a decrease in total expenses and a slight increase in total revenues. The increase in net income for the three months ended September 30, 2002 is primarily attributable to a decrease in total expenses. Total revenues increased for the nine months ended September 30, 2002 due to an increase in other income. Other income increased due to an increase in lease cancellation fees and non refundable administrative fees partially offset by a decrease in interest income as a result of a decrease in average cash balances maintained in interest bearing accounts.

Total expenses for the nine months ended September 30, 2002 decreased due to a decrease in operating, depreciation and general and administrative expenses. Total expenses for the three months ended September 30, 2002 decreased due to a decrease in operating expenses. The decrease in operating expenses is due to decreases in property expense and maintenance expense which was partially offset by an increase in insurance expense. Property expense decreased due to a decrease in employee salaries and utility expenses at Presidential House Apartments. Maintenance expense decreased due to a decrease in contract trash removal, yard maintenance and interior painting partially offset by an increase in contract cleaning. Insurance expense increased as a result of an increase in insurance premiums at Presidential House Apartments. The decrease in depreciation expense is due to assets becoming fully depreciated at Presidential House Apartments during the second quarter of 2001.

General and administrative expense decreased for the nine months ended September 30, 2002 due to a decrease in professional expenses. Included in general and administrative expenses for the three and nine months ended September 30, 2002 and 2001 are management reimbursements to the General Partner allowed under the Partnership Agreement, in addition to costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $330,000 as compared to approximately $169,000 at September 30, 2001. For the nine months ended September 30, 2002, cash and cash equivalents increased approximately $153,000 from the Partnership's year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately $378,000 of cash provided by operating activities partially offset by approximately $150,000 of cash used in investing activities and approximately $75,000 of cash used in financing activities. Cash used in investing activities consists of property improvements and replacements. Cash used in financing activities consists of payments on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in an interest bearing account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's investment property are detailed below.

Presidential House

During the nine months ended September 30, 2002, the Partnership completed approximately $150,000 of capital improvements consisting primarily of fire safety improvements, electrical upgrades, plumbing improvements, elevator improvements, and appliance and floor covering replacements. These improvements were funded from operations. The Partnership has budgeted, but is not limited to, approximately $180,000 for capital improvements during 2002 at Presidential House Apartments, consisting primarily of electrical upgrades, fire safety improvements, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At September 30, 2002, the mortgage indebtedness of approximately $3,997,000 requires monthly principal and interest payments until July 1, 2020 when the note is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,323 limited partnership units in the Partnership representing 30.38% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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



                                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II


                                   By:    DBL Properties Corporation
                                          Its General Partner


                                   By:    /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                   By:    /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                   Date:  November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                               _______________________
                               Patrick J. Foye
                               Executive   Vice  President  of  DBL  Properties
                               Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer  of  DBL   Properties   Corporation,
                                    equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.