Form 10KSB
period 2002-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2003-03-31
CIK 725646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]   Annual  Report  Under  Section 13 or 15(d) of the  Securities Exchange Act
         of 1934

                    For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,718,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Commencing in February 1984 pursuant to the Prospectus, the Partnership offered 20,000 Limited Partnership Units (the "Units"). A total of 37,273 Units were sold to the public at $500 per Unit aggregating to approximately $18,637,000. In addition, the General Partner contributed $1,000 for its 1% interest in the Partnership. The offering closed on October 10, 1984. No Limited Partner has made any additional capital contribution after that date. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real estate property investments according to the number of Units held.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

There have been, and it is possible there may be other, Federal, state, and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:


                                  Date of
Property                          Purchase      Type of Ownership           Use

Presidential House Apartments     10/22/84  Fee ownership subject         Apartments
  North Miami Beach, FL                     to first mortgage             203 units

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                         Gross
                        Carrying    Accumulated                            Federal
Property                  Value    Depreciation      Rate      Method     Tax Basis
                            (in thousands)                             (in thousands)

Presidential House       $8,552       $6,487      5-31.5 yrs     SL        $ 2,007

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"  for  a  description  of  the   Partnership's   capitalization   and
depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.


                            Principal
                            Balance At
                           December 31,       Interest       Period       Maturity
Property                     2002 (1)           Rate       Amortized        Date
                          (in thousands)

Presidential House            $3,972            7.96%        20 yrs       07/01/20

     (1) See "Item 7. Financial Statements - Note C" for specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2002 and 2001 for the property were:

                                     Average Annual              Average Annual
                                      Rental Rates                  Occupancy
                                   (per unit)
Property                          2002            2001          2002        2001

Presidential House               $8,585          $8,445          95%         97%

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

Real Estate Taxes and Rates

Real estate tax and rate in 2002 for the property were:

                                         2002                 2002
                                        Billing               Rate
                                   (in thousands)

       Presidential House                $132                 2.10%

Capital Improvements

Presidential House

During the year ended December 31, 2002, the Partnership completed approximately $166,000 of capital improvements consisting primarily of plumbing enhancements, office computers, air conditioning replacements, electrical, fire safety, elevator repair, swimming pool improvements, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $60,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 37,273 Units during its offering period through October 1984. The Partnership currently has 1,138 holders of record owning an aggregate of 37,273 Units. Affiliates of the General Partner owned 13,334 Units or 35.77% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/01 - 12/31/01               $ 340 (1)            $ 9.12
       01/01/02 - 12/31/02                   --                   --

(1) Consists of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2003 or subsequent periods.

As of December 31, 2002, the remaining unpaid preferred return arrearage totaled approximately $10,723,000 or approximately $288 per Unit.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,334 limited partnership Units in the Partnership representing 35.77% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $366,000 and $263,000 for the years ended December 31, 2002 and 2001, respectively. The increase in net income is primarily due to a decrease in total expenses. Total revenues for the year ended December 31, 2002 were comparable to the prior year. Rental income decreased as an increase in average rental rate was more than offset by a decrease in average occupancy for the investment property and an increase in bad debt expense. The increase in other revenues is due to an increase in lease cancellation fees, late charges, administration fees, cleaning and damage fees.

The decrease in total expenses is primarily due to a decrease in depreciation, operating, general and administrative and interest expense partially offset by an increase in property tax expense. The decrease in depreciation expense is due to assets becoming fully depreciated during 2001 at Presidential House Apartments. Operating expenses decreased primarily due to decreases in property, advertising, maintenance and administrative expenses partially offset by an increase in insurance expense. Property expense decreased due to a decrease in employee salaries and benefits. Advertising expense decreased due to a decrease in the use of newspaper and periodical advertising. Maintenance expense decreased due to the reduction in contract labor used for yards and grounds and an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the property (see "Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies.") Administrative expense decreased due to a decrease in legal and eviction fees.

Insurance expense increased due to an increase in insurance premiums on the policy covering the investment property. General and administrative expenses decreased primarily due to reduced costs of services included in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2002 and 2001, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Interest expense decreased due to principal payments on the mortgage encumbering the Partnership's investment property.

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

Capital Resources and Liquidity

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $295,000 as compared to approximately $177,000 at December 31, 2001. For the year ended December 31, 2002, cash and cash equivalents increased approximately $118,000 from the Partnership's year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately $384,000 of cash provided by operating activities partially offset by approximately $100,000 of cash used in financing activities and approximately $166,000 of cash used in investing activities. Cash used in financing activities consisted of payments on the mortgage encumbering Presidential House Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's investment property are detailed below. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $60,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 2002, the mortgage indebtedness of approximately $3,972,000 requires monthly principal and interest payments until July 1, 2020 at which it will be fully amortized. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in the thousands, except per unit data):


                       Year Ended      Per Limited      Year Ended      Per Limited
                      December 31,     Partnership     December 31,     Partnership
                          2002             Unit            2001             Unit

Operations              $   --           $   --            $340            $ 9.12

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,334 limited partnership Units in the Partnership representing 35.77% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, independent auditors as of and for the year ended December 31, 2002

Independent auditors' report - KPMG LLP - for the year ended December 31, 2001

Balance Sheet - December 31, 2002

Statements of Operations - Years ended December 31, 2002 and 2001

Statements of Changes in Partners'  Capital (Deficit) - Years ended December 31,
 2002 and 2001

Statements of Cash Flows - Years ended December 31, 2002 and 2001

Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Drexel Burnham Lambert Real Estate Associates II


We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates II as of December 31, 2002, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates II as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP


Greenville, South Carolina
February 14, 2003

                          Independent Auditors' Report



The Partners
Drexel Burnham Lambert Real Estate Associates II


We have audited the accompanying statements of operations, changes in partners' capital (deficit) and cash flows of Drexel Burnham Lambert Real Estate Associates II (the "Partnership") for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                                     /s/KPMG LLP


Greenville, South Carolina
February 28, 2002

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
  Cash and cash equivalents                                               $ 295
  Receivables and deposits                                                    15
  Other assets                                                               174
  Investment property (Notes C and F):
       Land                                               $ 1,287
       Buildings and related personal property              7,265
                                                            8,552
       Less accumulated depreciation                       (6,487)         2,065
                                                                         $ 2,549

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                        $ 15
  Tenant security deposit liabilities                                         80
  Other liabilities                                                           25
  Mortgage note payable (Note C)                                           3,972

Partners' Capital (Deficit)
  General partner                                           $ 41
  Limited partners (37,273 units issued
       and outstanding)                                    (1,584)        (1,543)
                                                                         $ 2,549


                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                                     Years Ended
                                                                    December 31,
                                                                2002          2001

Revenues:
  Rental income                                               $ 1,593       $ 1,636
  Other income                                                    125            88
     Total revenues                                             1,718         1,724

Expenses:
  Operating                                                       616           665
  General and administrative                                      115           131
  Depreciation                                                    155           200
  Interest                                                        329           336
  Property taxes                                                  137           129
     Total expenses                                             1,352         1,461

Net income                                                     $ 366         $ 263

Net income allocated to general partner (1%)                    $ 3           $ 3
Net income allocated to limited partners (99%)                    363           260
                                                               $ 366         $ 263

Net income per limited partnership unit                        $ 9.74        $ 6.98

Distributions per limited partnership unit                      $ --         $ 9.12

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                        Limited
                                       Partnership    General      Limited
                                          Units       Partner     Partners      Total

Original capital contributions            37,273        $ 1        $18,637     $18,638

Partners' capital (deficit) at
  December 31, 2000                       37,273        $ 35       $(1,867)    $(1,832)

Distribution to limited partners              --           --         (340)       (340)

Net income for the year
  ended December 31, 2001                     --            3          260         263

Partners' capital (deficit) at
  December 31, 2001                       37,273           38       (1,947)     (1,909)

Net income for the year
  ended December 31, 2002                     --            3          363         366

Partners' capital (deficit) at
  December 31, 2002                       37,273        $ 41       $(1,584)    $(1,543)


                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended December 31,
                                                                 2002         2001

Cash flows from operating activities:
  Net income                                                     $ 366        $ 263
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   155          200
     Amortization of loan costs                                       8            8
     Change in accounts:
      Receivables and deposits                                       (5)           2
      Other assets                                                    2           (7)
      Accounts payable                                              (29)         (31)
      Tenant security deposit payable                                (3)           9
      Other liabilities                                            (110)          49
          Net cash provided by operating activities                 384          493

Cash flows from investing activities:
  Property improvements and replacements                           (166)        (204)
          Net cash used in investing activities                    (166)        (204)

Cash flows from financing activities:
  Payments of mortgage note payable                                (100)         (92)
  Distributions to partners                                          --         (340)
          Net cash used in financing activities                    (100)        (432)

Net increase (decrease) in cash and cash equivalents                118         (143)

Cash and cash equivalents at beginning of year                      177          320
Cash and cash equivalents at end of year                         $ 295        $ 177

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 321        $ 355

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


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

As of December 31, 2002, the Partnership owns and operates Presidential House Apartments at Sky Lake ("Presidential") a residential apartment complex located in North Miami Beach, Florida.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at December 31, 2002, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $4,523,000.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $269,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Property:

The Partnership's investment property consists of one apartment complex stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $17,000 in 2002 compared to 2001.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 19 years for additions after May 8, 1985, and before January 1, 1987, and for additions after 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs:

Loan costs of approximately $168,000, less accumulated amortization of approximately $20,000, are included in other assets and are amortized by the straight-line method over the life of the loan. Amortization expense is included in interest expense for the year ended December 31, 2002. Amortization expense is expected to be approximately $8,000 for each of the years 2003 through 2007.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on these leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs:

Advertising costs of approximately $23,000 in 2002 and $29,000 in 2001 were charged to expense as incurred and are included in operating expenses.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards, Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Transactions with Affiliated Parties

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $86,000 and $91,000 for the years ended December 31, 2002 and 2001, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $69,000 and $184,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $9,000 and $121,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to the investment property.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $32,000 and $24,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,334 limited partnership Units in the Partnership representing 35.77% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:


                                Principal Monthly
                               Balance At Payment
                          December 31,       Including      Interest       Maturity
Property                      2002           Interest         Rate           Date
                                 (in thousands)
Presidential House          $ 3,972            $ 35           7.96%        07/01/20

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's property and by pledge of revenues from the respective rental property. The mortgage note includes a prepayment penalty if repaid prior to maturity. Further the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2002, are as follows (in thousands):

                                   2003          $ 108
                                   2004             117
                                   2005             127
                                   2006             137
                                   2007             148
                                Thereafter        3,335
                                                $ 3,972

Note D - Partners' Capital

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

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 2002, the unpaid preferred return arrearage totaled approximately $10,723,000.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

A reconciliation of the net income per the financial statements to the net taxable income to partners is as follows (in thousands, except unit data):

                                                    Years Ended December 31,
                                                        2002         2001

      Net income as reported                           $ 366        $ 263
      Depreciation and amortization differences           (47)         (20)
      Others                                               30          (22)
      Federal taxable net income                       $ 349        $ 221

      Federal taxable income per limited
        partnership unit                               $ 9.28       $ 5.88

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities(in thousands):

                                                         2002

      Net liabilities as reported                      $ (1,542)
        Fixed assets                                       (204)
        Accumulated depreciation                            147
         Syndication costs                                2,051
         Other assets & liabilities                          36

      Net assets - tax basis                           $    488

Note F - Real Estate and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)
                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description               Encumbrance        Land        Property       Acquisition
                        (in thousands)                                 (in thousands)

Presidential House          $ 3,972        $ 1,510        $ 6,037         $ 1,005

                 Gross Amount At Which
                        Carried
                   At December 31, 2002
                     (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Year of      Date   Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired    Life
                                           (in thousands)
Presidential
  House       $ 1,287   $ 7,265   $ 8,552     $ 6,487      1967-1974   10/84   5-31.5 yrs

Reconciliation of investment property and accumulated depreciation:

                                              December 31,
                                           2002           2001
                                             (in thousands)
Investment Property
Balance at beginning of year             $ 8,386        $ 8,182
  Property improvements                      166            204
Balance at end of year                     8,552          8,386

Accumulated Depreciation
Balance at beginning of year             $ 6,332        $ 6,132
  Additions charged to expense               155            200
Balance at end of year                   $ 6,487        $ 6,332

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $8,348,000 and $8,182,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $6,341,000 and $6,138,000, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective June 27, 2002, the Registrant dismissed its prior Independent Auditors, KPMG LLP ("KPMG") and retained as its new Independent Auditors, Ernst & Young LLP. KPMG's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by DBL's directors. During the calendar year ended 2001 and through June 27, 2002, there were no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective June 27, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through June 27, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

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

The names of the directors and executive officers of DBL as of December 31, 2002, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Ronald D. Monson             46    Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer


Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Ronald D. Monson has been a Director of the General Partner since April 1, 2002. Mr. Monson has been Executive Vice President and Head of Property Operations of AIMCO since February 2001. Previously, he served as Regional Vice President from March 1997 to May 1998, when he was promoted to Senior Vice President of the Midwest Division. Mr. Monson served as Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division. From April 1994 to February 1997, Mr. Monson was a Regional Vice President for Great Atlantic Property Management.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $31,000 and non-audit services (tax-related) of approximately $13,000.

Item 10.    Executive Compensation

Neither the directors nor officers received any remuneration from the General Partner during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

                                            Number
       Entity                              of Units            Percentage

       Insignia Properties LP                   10                0.02%
         (an affiliate of AIMCO)
       AIMCO Properties LP                  13,324               35.75%
         (an affiliate of AIMCO)

Insignia Properties LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Registrant has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $86,000 and $91,000 for the years ended December 31, 2002 and 2001, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $69,000 and $184,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $9,000 and $121,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to the investment property.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $32,000 and $24,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,334 limited partnership Units in the Partnership representing 35.77% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

            a)    Exhibits

                  See Exhibit Index attached.

            (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2002:

                  None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President   Date: March 28, 2003
Patrick J. Foye         and Director

/s/Thomas C. Novosel    Senior Vice President      Date: March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Drexel Burnham Lambert Real Estate Associates II;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive   Vice  President  of  DBL  Properties
                                Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Drexel Burnham Lambert Real Estate Associates II;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

     99   Certification of Chief Executive Officer and Chief Financial Officer

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

    99.10 Report on Form 8-K filed July 9, 1997, regarding the change in control of the Partnership is hereby incorporated herein by reference.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.