Form 10QSB
period 2003-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2003-05-15
CIK 725646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                    For the transition period from _________to _________

                         Commission file number 2-85829


                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
             (Exact Name of Registrant as Specified in Its Charter)



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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $ 329
   Receivables and deposits                                                      16
   Other assets                                                                 154
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   7,301
                                                                8,588
      Less accumulated depreciation                            (6,527)        2,061

                                                                            $ 2,560
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $ 13
   Tenant security deposit liabilities                                           90
   Accrued property taxes                                                        36
   Other liabilities                                                             26
   Mortgage note payable                                                      3,945

Partners' Capital (Deficit)
   General partner                                              $ 42
   Limited partners (37,273 units issued and
      outstanding)                                             (1,592)       (1,550)

                                                                            $ 2,560

                       See Accompanying Notes to Financial Statements


                      DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                              Three Months Ended
                                                                  March 31,
                                                             2003           2002
Revenues:
   Rental income                                            $ 395           $ 407
   Other income                                                 30             24
      Total revenues                                           425            431

Expenses:
   Operating                                                   156            160
   General and administrative                                   20             30
   Depreciation                                                 40             36
   Interest                                                     81             82
   Property taxes                                               36             34
      Total expenses                                           333            342

Net income                                                   $ 92           $ 89

Net income allocated to general partner (1%)                 $ 1             $ 1
Net income allocated to limited partners (99%)                  91             88
                                                             $ 92           $ 89

Net income per limited partnership unit                     $ 2.44         $ 2.36

Distributions per limited partnership unit                  $ 2.66          $ --

                       See Accompanying Notes to Financial Statements

                      DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficit) at
   December 31, 2002                     37,273        $ 41       $(1,584)   $(1,543)
                                                                                )

Distributions to limited partners            --           --          (99)       (99)

Net income for the three months
   ended March 31, 2003                      --            1           91         92

Partners' capital (deficit) at
   March 31, 2003                        37,273        $ 42       $(1,592)   $(1,550)

                       See Accompanying Notes to Financial Statements

                      DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                   2003         2002
Cash flows from operating activities:
   Net income                                                   $    92         $ 89
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                   40             36
      Amortization of loan costs                                      2              2
      Change in accounts:
        Receivables and deposits                                     (1)             7
        Other assets                                                 18            (76)
        Accounts payable                                             (2)           109
        Due to affiliates                                            --             15
        Tenant security deposit liabilities                          10             (4)
        Accrued property taxes                                       36             34
        Other liabilities                                             1           (103)
         Net cash provided by operating activities                  196            109

Cash flows used in investing activities:
   Property improvements and replacements                           (36)           (85)

Cash flows from financing activities:
   Payments on mortgage note payable                                (27)           (25)

   Distributions to partners                                        (99)            --
         Net cash used in financing activities                     (126)           (25)


Net increase (decrease) in cash and cash equivalents                 34             (1)

Cash and cash equivalents at beginning of period                    295            177
Cash and cash equivalents at end of period                      $   329         $ 176

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   105         $ 54

                       See Accompanying Notes to Financial Statements

                      DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $21,000 and $22,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expense.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $15,000 and $16,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $27,000 and $32,000, respectively.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 94% and 95% for the three months ended March 31, 2003 and 2002, respectively.

Results of Operations

The Partnership realized net income of approximately $92,000 and $89,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in net income is primarily attributable to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total expenses is primarily due to a decrease in operating and general and administrative expenses partially offset by an increase in depreciation expense. The decrease in operating expense is due to a decrease in property and advertising expenses partially offset by an increase in maintenance expense. Property expense decreased due to a decrease in contract courtesy patrol, water bills and employee salaries partially offset by an increase in gas utility bills. Advertising expense decreased due to a decrease in newspaper advertising. Maintenance expense increased due to an increase in contract cleaning, contract painting and elevator expenses and an increase in payroll related costs.

General and administrative expenses decreased due to a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement during the three months ended March 31, 2003. Included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues for the three months ended March 31, 2003 decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in the average rental rates and an increase in bad debt expense. Other income increased due to an increase in late charges and cleaning and damage fees partially offset by a decrease in lease cancellation fees.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $329,000 as compared to approximately $176,000 at March 31, 2002. For the three months ended March 31, 2003, cash and cash equivalents increased approximately $34,000 from December 31, 2002. The increase in cash and cash equivalents is due to approximately $196,000 of cash provided by operating activities partially offset by approximately $36,000 of cash used in investing activities and approximately $126,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on the mortgage encumbering the Partnership's investment property and a distribution to the limited partners. The Partnership invests its working capital reserves in an interest bearing account.

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

Presidential House

During the three months ended March 31, 2003, the Partnership completed approximately $36,000 of capital improvements at Presidential House Apartments, consisting primarily of electrical upgrades, roof replacement, plumbing improvements, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $24,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of parking lot resurfacing, elevator upgrades, roof replacement, major landscaping, plumbing improvements, and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At March 31, 2003 the mortgage indebtedness of approximately $3,945,000 requires monthly principal and interest payments until July 1, 2020 when the note is scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002(in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2003        Unit        March 31, 2002        Unit


Operations             $  99            $ 2.66           $   --            $   --

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,334 limited partnership units in the Partnership representing 35.77% of the outstanding units at March 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on May 9, 2003, a tender offer was made by AIMCO Properties, L.P., to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $84.00 per Unit. The tender offer is scheduled to expire on June 6, 2003. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all account balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

                  99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K during the quarter ended March 31, 2003:

                  None.

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


                               Date: May 15, 2003

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


Date: May 15, 2003

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


Date: May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/Patrick J. Foye
                               Name: Patrick J. Foye
                               Date: May 15, 2003


                                     /s/Paul J. McAuliffe
                               Name: Paul J. McAuliffe
                               Date: May 15, 2003



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.