Form 10QSB
period 2003-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2003-08-13
CIK 725646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003


Assets
   Cash and cash equivalents                                                 $ 191
   Receivables and deposits                                                      27
   Restricted escrows                                                            15
   Other assets                                                                 287
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   7,341
                                                                8,628
      Less accumulated depreciation                            (6,569)        2,059

                                                                            $ 2,579
Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                           $ 5
   Tenant security deposit liabilities                                           92
   Accrued property taxes                                                        71
   Other liabilities                                                             67
   Mortgage notes payable                                                     5,319

Partners' Capital (Deficiency)
   General partner                                              $ 43
   Limited partners (37,273 units issued and
      outstanding)                                             (3,018)       (2,975)

                                                                            $ 2,579

                   See Accompanying Notes to Financial Statements


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                    Three Months             Six Months
                                                   Ended June 30,          Ended June 30,
                                                  2003        2002        2003        2002
Revenues:
  Rental income                                  $ 409       $ 412       $ 804       $ 819
  Other income                                       31          24          61          48
       Total revenues                               440         436         865         867

Expenses:
  Operating                                         141         154         297         314
  General and administrative                         20          26          40          56
  Depreciation                                       42          41          82          77
  Interest                                           80          84         161         166
  Property taxes                                     36          34          72          68
       Total expenses                               319         339         652         681

Net income                                       $ 121        $ 97       $ 213       $ 186

Net income allocated to general partner
  (1%)                                            $ 1         $ 1         $ 2         $ 2
Net income allocated to limited partners
  (99%)                                             120          96         211         184
                                                 $ 121        $ 97       $ 213       $ 186

Net income per limited partnership unit          $ 3.22      $ 2.58      $ 5.66      $ 4.94

Distributions per limited partnership unit      $ 41.47       $ --      $ 44.13       $ --

                   See Accompanying Notes to Financial Statements


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficiency) at
   December 31, 2002                     37,273        $ 41       $(1,584)   $(1,543)

Distributions to limited partners            --           --       (1,645)    (1,645)

Net income for the six months
   ended June 30, 2003                       --            2          211        213

Partners' capital (deficiency) at
   June 30, 2003                         37,273        $ 43       $(3,018)   $(2,975)


                   See Accompanying Notes to Financial Statements


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                       $ 213       $ 186
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                      82          77
     Amortization of loan costs                                         4           4
     Change in accounts:
      Receivables and deposits                                        (12)         --
      Other assets                                                    (47)        (48)
      Accounts payable                                                (10)          1
      Tenant security deposit liabilities                              12          (9)
      Accrued property taxes                                           71          68
      Other liabilities                                                42         (49)
         Net cash provided by operating activities                    355         230

Cash flows used in investing activities:
  Net deposits to restricted escrow accounts                          (15)         --
  Property improvements and replacements                              (76)       (110)
         Net cash used in investing activities                        (91)       (110)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (53)        (49)
  Proceeds from mortgage note payable                               1,400          --
  Loan costs paid                                                     (70)         --
  Distributions to limited partners                                (1,645)         --
         Net cash used in financing activities                       (368)        (49)

Net (decrease) increase in cash and cash equivalents                 (104)         71

Cash and cash equivalents at beginning of period                      295         177
Cash and cash equivalents at end of period                         $ 191       $ 248

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 157       $ 134


                   See Accompanying Notes to Financial Statements


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $42,000 and $44,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expense.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $19,000 and $33,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Second Mortgage Note Payable

On May 30, 2003, the Partnership entered into a second mortgage for Presidential House Apartments. The second mortgage is in the principal amount of approximately $1,400,000 and has a stated interest rate of 5.55% per annum. Payments of principal and interest of approximately $11,000 are due on the first day of each month commencing July 2003 until July 2020, at which time the note is scheduled to be fully amortized. Capitalized loan costs, which are included in other assets, incurred with the second mortgage were approximately $70,000, and will be amortized over the life of the mortgage note payable.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 96% and 95% for the six months ended June 30, 2003 and 2002, respectively.

Results of Operations

The Partnership realized net income of approximately $121,000 and $213,000 for the three and six months ended June 30, 2003 compared to net income of approximately $97,000 and $186,000 for the three and six months ended June 30, 2002, respectively. The increase in net income for both the three and six months ended June 30, 2003 is attributable to a decrease in total expenses. Total revenues for both periods remained consistent, however for the six months ended June 30, 2003, a decrease in rental income was offset by an increase in other income. Rental income decreased due to an increase in bad debt expense while other income increased due to an increase in late charges.

The decrease in total expenses for both periods is due to decreases in operating and general and administrative expenses. The decrease in operating expense is due to decreases in contract courtesy patrol, utilities, employee apartments and salaries and related benefits at the investment property. General and administrative expense decreased due to a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. Included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $191,000 compared to approximately $248,000 at June 30, 2002. For the six months ended June 30, 2003, cash and cash equivalents decreased approximately $104,000. The decrease in cash and cash equivalents is due to approximately $368,000 of cash used in financing activities and approximately $91,000 of cash used in investing activities partially offset by approximately $355,000 of cash provided by operating activities. Cash used in financing activities consisted of payments on the mortgage encumbering the Partnership's investment property and distributions to the limited partners partially offset by proceeds received from the second mortgage. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in an interest bearing account.

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

Presidential House

During the six months ended June 30, 2003, the Partnership completed approximately $76,000 of capital improvements at Presidential House Apartments, consisting primarily of elevator upgrades, roof replacements, plumbing improvements, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $70,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of parking lot resurfacing, elevator upgrades, roof replacement, major landscaping, plumbing improvements, and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At June 30, 2003 the first and second mortgage indebtedness of approximately $5,319,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002(in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2003         Unit        June 30, 2002         Unit

Operating               $ 315            $ 8.45            $ --             $ --
Financing (1)            1,330            35.68              --               --
  Totals                $1,645           $44.13            $ --             $ --

(1) Proceeds from the second mortgage obtained in May 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 15,304 limited partnership units (the "Units") in the Partnership representing 41.06% of the outstanding units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all account balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                  31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K during the quarter ended June 30, 2003:

                  Current Report on Form 8-K dated May 30, 2003 and filed June 11, 2003 disclosing the second mortgage for Presidential House Apartments.

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


                                   Date:  August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                  /s/Patrick J. Foye
                                  Patrick J. Foye
                                  Executive Vice President of DBL Properties
                                  Corporation, equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.