Form 10QSB
period 2003-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2003-11-13
CIK 725646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 325
   Receivables and deposits                                                      34
   Restricted escrows                                                            15
   Other assets                                                                 246
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   7,351
                                                                8,638
      Less accumulated depreciation                            (6,608)        2,030

                                                                            $ 2,650
Liabilities and Partners' Capital (Deficiency)
Liabilities
   Tenant security deposit liabilities                                        $ 95
   Accrued property taxes                                                       119
   Other liabilities                                                             90
   Mortgage notes payable                                                     5,279

Partners' Capital (Deficiency)
   General partner                                              $ 44
   Limited partners (37,273 units issued and
      outstanding)                                             (2,977)       (2,933)

                                                                            $ 2,650


                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                    Three Months             Nine Months
                                                 Ended September 30,     Ended September 30,
                                                  2003        2002        2003        2002

Revenues:
  Rental income                                  $ 393       $ 397      $ 1,197     $ 1,216
  Other income                                       25          33          86          81
       Total revenues                               418         430       1,283       1,297

Expenses:
  Operating                                         158         161         455         475
  General and administrative                         27          28          67          84
  Depreciation                                       39          39         121         116
  Interest                                          105          82         266         248
  Property taxes                                     47          34         119         102
       Total expenses                               376         344       1,028       1,025

Net income                                        $ 42        $ 86       $ 255       $ 272

Net income allocated to general partner
  (1%)                                            $ 1         $ 1         $ 3         $ 3
Net income allocated to limited partners
  (99%)                                              41          85         252         269
                                                  $ 42        $ 86       $ 255       $ 272

Net income per limited partnership unit          $ 1.10      $ 2.28      $ 6.76      $ 7.22

Distributions per limited partnership unit        $ --        $ --      $ 44.13       $ --


                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficiency) at
   December 31, 2002                     37,273        $ 41       $(1,584)   $(1,543)
                                                                                )

Distributions to limited partners            --           --       (1,645)    (1,645)

Net income for the nine months
   ended September 30, 2003                  --            3          252        255

Partners' capital (deficiency) at
   September 30, 2003                    37,273        $ 44       $(2,977)   $(2,933)


                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                       $ 255       $ 272
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     121         116
     Amortization of loan costs                                         6           6
     Change in accounts:
      Receivables and deposits                                        (19)         (3)
      Other assets                                                    (28)        (21)
      Accounts payable                                                (15)         (3)
      Tenant security deposit liabilities                              15          (3)
      Accrued property taxes                                          119         102
      Other liabilities                                                65         (88)
         Net cash provided by operating activities                    519         378

Cash flows from investing activities:
  Net deposits to restricted escrow accounts                          (15)         --
   Property improvements and replacements                             (86)       (150)
         Net cash used in investing activities                       (101)       (150)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (93)        (75)
  Proceeds from mortgage note payable                               1,400          --
  Loan costs paid                                                     (50)         --
  Distributions to limited partners                                (1,645)         --
         Net cash used in financing activities                       (388)        (75)

Net increase in cash and cash equivalents                              30         153

Cash and cash equivalents at beginning of period                      295         177
Cash and cash equivalents at end of period                         $ 325       $ 330

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 260       $ 242

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management services. The Partnership paid to such affiliates approximately $63,000 and $65,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $52,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in investment property and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $6,000 for the nine months ended September 30, 2002. There were no such fees for the nine months ended September 30, 2003. The construction management service fees are calculated based on a percentage of current additions to the investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Second Mortgage Note Payable

On May 30, 2003, the Partnership entered into a second mortgage for Presidential House Apartments. The second mortgage is in the principal amount of approximately $1,400,000 and has a stated interest rate of 5.55% per annum. Payments of principal and interest of approximately $11,000 are due on the first day of each month commencing July 2003 until July 2020, at which time the note is scheduled to be fully amortized. Capitalized loan costs, which are included in other assets, incurred with the second mortgage were approximately $50,000, and will be amortized over the life of the mortgage note payable.

Note D - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 95% for both the nine months ended September 30, 2003 and 2002.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was approximately $42,000 and $255,000 compared to net income of approximately $86,000 and $272,000 for the three and nine months ended September 30, 2002, respectively. The decrease in net income for the three and nine months ended September 30, 2003 was due to a decrease in total revenues and an increase in total expenses. Total revenues for the nine months ended September 30, 2003 decreased due to a decrease in rental income. Total revenues for the three months ended September 30, 2003 decreased due to a decrease in rental income and other income. Rental income for both periods decreased due to an increase in bad debt expense partially offset by a slight increase in average rental rates. Other income for the three month period decreased due to a decrease in lease cancellation fees.

The increase in total expenses for the three and nine months ended September 30, 2003 is due to increases in interest and property tax expenses partially offset by decreases in operating and general and administrative expenses. Interest expense increased due to the addition of a second mortgage in June 2003 that has increased the average outstanding mortgage balance. Property tax expense increased due to an increase in the assessed value of Presidential House Apartments, which is located in Dade County, Florida. Operating expense decreased due to decreases in property and administrative expenses partially offset by an increase in maintenance expense. Property expense decreased due to decreases in contract courtesy patrol, employee salaries and other employee related benefits partially offset by increases in leasing payroll and gas bills. Administrative expense decreased due to a decrease in legal fees. Maintenance expense increased due to increases in contract labor. General and administrative expense decreased due to a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. Included in general and administrative expenses for the nine months ended September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of the investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $325,000 compared to approximately $330,000 at September 30, 2002. For the nine months ended September 30, 2003, cash and cash equivalents increased approximately $30,000. The increase in cash and cash equivalents is due to approximately $519,000 of cash provided by operating activities partially offset by approximately $388,000 of cash used in financing activities and approximately $101,000 of cash used in investing activities. Cash used in financing activities consisted of payments on the mortgages encumbering the Partnership's investment property, distributions to the limited partners and payment of loan costs associated with the second mortgage partially offset by proceeds received from the second mortgage. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in an interest bearing account.

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

Presidential House

During the nine months ended September 30, 2003, the Partnership completed approximately $86,000 of capital improvements at Presidential House Apartments, consisting primarily of electrical improvements, air conditioning unit replacements, elevator upgrades, roof replacements, plumbing improvements, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $54,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of elevator upgrades, major landscaping, plumbing improvements, and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At September 30, 2003 the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $5,279,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002(in thousands, except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 15,632 limited partnership units (the "Units") in the Partnership representing 41.94% of the outstanding units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

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

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                        None filed during the quarter ended September 30, 2003

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


                                   Date:  November 12, 2003

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

Date: November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.