Form 10KSB
period 2003-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2004-03-30
CIK 725646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,696,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

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


                          Gross
                        Carrying    Accumulated                            Federal
Property                  Value    Depreciation      Rate      Method     Tax Basis
                            (in thousands)                             (in thousands)

Presidential House       $8,666       $6,647      5-31.5 yrs     SL        $ 1,988

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"  for  a  description  of  the   Partnership's   capitalization   and
depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.


                   Principal
                   Balance At                                          Principal
                  December 31,   Interest    Period    Maturity        Balance At
Property            2003 (1)       Rate    Amortized     Date     Due at maturity (1)
                 (in thousands)                                      (in thousands)

Presidential         $3,864        7.96%     20 yrs    07/01/20        $     --
 House
 2nd mortgage         1,375        5.55%     17 yrs    07/01/20              --
  Total              $5,239                                            $     --

(1) See "Item 7. Financial Statements - Note C" for specific details about the loans and information with respect to the Partnership's ability to prepay these loans.

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for the property were:

                                     Average Annual              Average Annual
                                      Rental Rates                  Occupancy
                                       (per unit)
Property                          2003            2002          2003        2002

Presidential House               $8,672          $8,585          95%         95%

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

Real Estate Taxes and Rates

Real estate tax and rate in 2003 for the property were:

                                         2003                 2003
                                        Billing               Rate
                                    (in thousands)

       Presidential House                $192                 2.13%

Capital Improvements

Presidential House

During the year ended December 31, 2003, the Partnership completed approximately $114,000 of capital improvements at Presidential House consisting primarily of plumbing enhancements, roof replacement, electrical improvements, air conditioning replacements, elevator repair, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $112,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 37,273 Units during its offering period through October 1984. The Partnership currently has 1,050 holders of record owning an aggregate of 37,273 Units. Affiliates of the General Partner owned 15,698 Units or 42.12% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                       Year Ended      Per Limited      Year Ended      Per Limited
                      December 31,     Partnership     December 31,     Partnership
                          2003             Unit            2002             Unit

Operations              $  440           $ 11.81         $   --            $   --
Financing                1,330             35.68             --                --
Total                   $1,770           $ 47.49         $   --            $   --

(1) Distribution from the proceeds received from the second mortgage of Presidential House Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated expenditures at the properties.

As of December 31, 2003, the remaining unpaid preferred return arrearage totaled approximately $9,876,000 or approximately $265 per Unit.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 15,698 limited partnership units (the "Units") in the Partnership representing 42.12% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 42.12% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $ 258,000 and $366,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in net income was due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in other income which decreased due to a decrease in lease cancellation and administrative fees at the Partnership's property.

Total expenses increased due to increases in property tax and interest expenses partially offset by a decrease in general and administrative expense. Property tax expense increased due to an increase in the assessed value of Presidential House Apartments. Interest expense increased due to the addition of a second mortgage in June 2003 that has increased the average outstanding mortgage balance.

General and administrative expense decreased due to the reduced cost of services included in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $122,000 compared to approximately $295,000 at December 31, 2002. For the year ended December 31, 2003, cash and cash equivalents decreased approximately $173,000. The decrease in cash and cash equivalents is due to approximately $553,000 of cash used in financing activities and $129,000 of cash used in investing activities partially offset by approximately $509,000 of cash provided by operating activities. Cash used in financing activities consisted of payments on the mortgages encumbering the Partnership's investment property, distributions to limited partners and payment of loan costs associated with the second mortgage partially offset by proceeds received from the second mortgage. Cash used in investing activities consisted of property improvements and replacements and net deposits to the restricted escrow account maintained by the mortgage lender. The Partnership invests its working capital reserves in interest-bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $112,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 2003, the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $5,239,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                       Year Ended      Per Limited      Year Ended      Per Limited
                      December 31,     Partnership     December 31,     Partnership
                          2003             Unit            2002             Unit

Operations              $  440           $ 11.81         $   --            $   --
Financing                1,330             35.68             --                --
Total                   $1,770           $ 47.49         $   --            $   --

(1) Distribution from the proceeds received from the second mortgage of President House Apartments.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 15,698 limited partnership units (the "Units") in the Partnership representing 42.12% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 42.12% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Balance Sheet - December 31, 2003

Statements of Operations - Years ended December 31, 2003 and 2002

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2003 and 2002

Statements of Cash Flows - Years ended December 31, 2003 and 2002

Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Drexel Burnham Lambert Real Estate Associates II


We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates II as of December 31, 2003, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates II as of December 31, 2003, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                          /s/Ernst & Young LLP


Greenville, South Carolina
February 27, 2004

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
  Cash and cash equivalents                                               $ 122
  Receivables and deposits                                                    12
  Other assets                                                               219
  Restricted escrows                                                          15
  Investment property (Notes C and F):
       Land                                               $ 1,287
       Buildings and related personal property              7,379
                                                            8,666
       Less accumulated depreciation                       (6,647)         2,019
                                                                         $ 2,387

Liabilities and Partners' Capital (Deficiency)

Liabilities
  Accounts payable                                                        $ 41
  Tenant security deposit liabilities                                         96
  Other liabilities                                                           49
  Due to affiliates                                                           17
  Mortgage notes payable (Note C)                                          5,239

Partners' Capital (Deficiency)
  General partner                                           $ 44
  Limited partners (37,273 units issued
       and outstanding)                                    (3,099)       (3,055)
                                                                        $ 2,387

                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                                     Years Ended
                                                                    December 31,
                                                                2003          2002

Revenues:
  Rental income                                               $ 1,602       $ 1,593
  Other income                                                     94           125
     Total revenues                                             1,696         1,718

Expenses:
  Operating                                                       609           616
  General and administrative                                      107           115
  Depreciation                                                    160           155
  Interest                                                        366           329
  Property taxes                                                  196           137
     Total expenses                                             1,438         1,352

Net income                                                     $ 258         $ 366

Net income allocated to general partner (1%)                    $ 3           $ 3
Net income allocated to limited partners (99%)                    255           363
                                                               $ 258         $ 366

Net income per limited partnership unit                        $ 6.84        $ 9.74

Distributions per limited partnership unit                    $ 47.49         $ --


                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General      Limited
                                          Units       Partner     Partners      Total

Original capital contributions            37,273        $ 1        $18,637     $18,638

Partners' capital (deficiency) at
  December 31, 2001                       37,273        $ 38       $(1,947)    $(1,909)

Net income for the year
  ended December 31, 2002                     --            3          363         366

Partners' capital (deficiency) at
  December 31, 2002                       37,273           41       (1,584)     (1,543)

Distributions to limited partners             --           --       (1,770)     (1,770)

Net income for the year
  ended December 31, 2003                     --            3          255         258

Partners' capital (deficiency) at
  December 31, 2003                       37,273        $ 44       $(3,099)    $(3,055)

                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                             Years Ended December 31,
                                                                 2003         2002

Cash flows from operating activities:
  Net income                                                     $ 258        $ 366
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   160          155
     Amortization of loan costs                                      10            8
     Change in accounts:
      Receivables and deposits                                        3           (5)
      Other assets                                                   (5)           2
      Accounts payable                                               26          (29)
      Tenant security deposit payable                                16           (3)
      Due to affiliates                                              17           --
      Other liabilities                                              24         (110)
          Net cash provided by operating activities                 509          384

Cash flows from investing activities:
  Property improvements and replacements                           (114)        (166)
  Net deposits to restricted escrow accounts                        (15)          --
          Net cash used in investing activities                    (129)        (166)

Cash flows from financing activities:
  Payments of mortgage notes payable                               (133)        (100)
  Proceeds from mortgage note payable                             1,400           --
  Loan costs paid                                                   (50)          --
  Distributions to partners                                      (1,770)          --
          Net cash used in financing activities                    (553)        (100)

Net (decrease) increase in cash and cash equivalents               (173)         118

Cash and cash equivalents at beginning of year                      295          177
Cash and cash equivalents at end of year                         $ 122        $ 295

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 351        $ 321

                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


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

As of December 31, 2003, the Partnership owns and operates Presidential House Apartments at Sky Lake ("Presidential") a residential apartment complex located in North Miami Beach, Florida.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $5,753,000 at December 31, 2003.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $109,000 at December 31, 2003 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows:

At the time of the second mortgage of Presidential House Apartments, the Partnership was required to establish a repair escrow of approximately $15,000 with the lender in order to complete listed repairs at the property. The balance in the repair escrow account at December 31, 2003 is approximately $15,000.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Cost of apartment property that has been impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985 and 19 years for additions after May 8, 1985, and before January 1, 1987, and for additions after 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs:

Loan costs of approximately $218,000, less accumulated amortization of approximately $30,000, are included in other assets and are amortized by the straight-line method over the life of the loan. Amortization expense for the years ended December 31, 2003 and 2002 was approximately $10,000 and $8,000, respectively, and is included in interest expense on the accompanying statement of operations. Amortization expense is expected to be approximately $11,000 for each of the years 2004 through 2008.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on these leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Advertising Costs:

Advertising costs of approximately $22,000 in 2003 and $23,000 in 2002 were charged to expense as incurred and are included in operating expenses.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $84,000 and $86,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expense.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $64,000 and $69,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000 and $9,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to the investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 15,698 limited partnership units (the "Units") in the Partnership representing 42.12% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 42.12% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Note Payable

The principal terms of the mortgage notes payable are as follows:


                           Principal         Monthly
                           Balance At        Payment
                          December 31,       Including      Interest       Maturity
Property                      2003           Interest         Rate           Date
                                 (in thousands)
Presidential House          $ 3,864             $   35        7.96%        07/01/20
Presidential House
 2nd mortgage                 1,375                 11        5.55%        07/01/20
  Total                     $ 5,239             $   46

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's property and by pledge of revenues from the respective rental property. The first and second mortgage notes include a prepayment penalty if repaid prior to maturity. Further the property may not be sold subject to existing indebtedness.

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):

                                   2004          $ 170
                                   2005             182
                                   2006             196
                                   2007             211
                                   2008             226
                                Thereafter        4,254
                                                $ 5,239

Note D - Partners' Capital

Pursuant to a public offering, 37,273 units were sold at $500 per unit. The calculation of net income per limited partner unit is based on 37,273 units outstanding.

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

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 2003, the unpaid preferred return arrearage totaled approximately $9,876,000.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

A reconciliation of the net income per the financial statements to the net taxable income to partners is as follows (in thousands, except unit data):

                                                    Years Ended December 31,
                                                        2003         2002

      Net income as reported                           $  258       $ 366
      Depreciation and amortization differences            26          (47)
      Others                                              (30)          30
      Federal net taxable income                       $  254       $ 349

      Federal taxable income per limited
        partnership unit                               $ 6.74       $ 9.28

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities(in thousands):

                                                         2003

      Net liabilities as reported                      $ (3,055)
        Fixed assets                                       (204)
        Accumulated depreciation                            173
         Syndication costs                                2,051
         Other assets & liabilities                           7

      Net liabilities - tax basis                      $ (1,028)

Note F - Real Estate and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)
                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description              Encumbrances        Land        Property       Acquisition
                        (in thousands)                                 (in thousands)

Presidential House          $ 5,239        $ 1,510        $ 6,037         $ 1,119


                 Gross Amount At Which
                        Carried
                  At December 31, 2003
                    (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Year of     Date   Depreciable
Description    Land    Property    Total    Depreciation  ConstructionAcquired    Life
                                           (in thousands)
Presidential
  House       $ 1,287   $ 7,379   $ 8,666     $ 6,647      1967-1974   10/84   5-31.5 yrs

Reconciliation of investment property and accumulated depreciation:

                                              December 31,
                                           2003           2002
                                             (in thousands)
Investment Property
Balance at beginning of year             $ 8,552        $ 8,386
  Property improvements                      114            166
Balance at end of year                     8,666          8,552

Accumulated Depreciation
Balance at beginning of year             $ 6,487        $ 6,332
  Additions charged to expense               160            155
Balance at end of year                   $ 6,647        $ 6,487

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $8,462,000 and $8,348,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $6,474,000 and $6,341,000, respectively.

Note G - Fourth-Quarter Adjustment

The Partnership's policy is to record property tax expense on a monthly basis, using the estimated amount for the current year's tax bill. For the first three quarters of 2003, the property tax expense was based on estimated amounts. During the fourth quarter, the Partnership recorded an adjustment to property tax expense of approximately $33,000 due to a difference in the estimated costs and the actual costs incurred. The increase in the actual costs over the estimate was due to an increase in the assessed value of the Partnership's investment property. The actual property tax expense for the year ended December 31, 2003 was approximately $192,000 compared to the estimated property tax expense for the nine months ended September 30, 2003 of approximately $119,000.

Note H - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant)) does not have any directors or officers. Management and administrative services are performed by DBL Properties Corporation ("DBL" or the "General Partner") and its affiliates. The General Partner has general responsibility and authority in all matters affecting the business of the Partnership.

The names of the directors and officers of DBL as of December 31, 2003, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

David R. Robertson               38   Director, President and Chief Executive
                                     Officer
Jeffrey Adler                    42   Director and Executive Vice President
Martha L. Long                   44   Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

David R. Robertson (age 38) has been a Director and President and Chief Executive Officer of the General Partner since February 2004. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Jeffrey Adler (age 42) has been a Director and an Executive Vice President of the General Partner since February 2004. Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004. Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004. Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company. From 1990 to 2000 Mr. Adler held several positions at Progressive Insurance.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that David R. Robertson meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor officers received any remuneration from the General Partner during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2003.

                                            Number
       Entity                              of Units            Percentage

       AIMCO IPLP, L.P.                         10                0.02%
         (an affiliate of AIMCO)
       AIMCO Properties L.P.                15,688               42.10%
         (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $84,000 and $86,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expense.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $64,000 and $69,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000 and $9,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to the investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 15,698 limited partnership units (the "Units") in the Partnership representing 42.12% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 42.12% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

            a)    Exhibits

                  See Exhibit Index attached.

(b) Reports on Form 8-K:

                  None filed during the quarter December 31, 2003.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees. The Partnership paid to Ernst & Young LLP audit fees of $36,000 and $34,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $3,000 and $11,000, respectively.

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




                           DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II


                           By:  DBL Properties Corporation
                                 Its General Partner

                            By: /s/David R. Robertson
                                 David R. Robertson
                                 President and Chief Executive Officer


                             By: /s/Thomas M. Herzog
                                Thomas M. Herzog
                                 Senior Vice President
                                 and Chief Accounting Officer

                              Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/David R. Robertson         Director, President           Date: March 29, 2004
David R. Robertson            and Chief Executive
                              Officer


/s/Jeffrey Adler              Director and Executive Vice   Date: March 29, 2004
Jeffrey Adler                 President


/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.

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

    10.11 a) Multifamily Note dated May 30, 2003 between Drexel Burnham Lambert Real Estate Associates II Limited Partnership and GMAC Commercial Mortgage Corporation.

            b) Limited Guaranty dated May 30, 2003 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation.

            c) Repair Escrow Agreement dated May 30, 2003 between Drexel Burnham Lambert Real Estate Associates II Limited Partnership and GMAC Commercial Mortgage Corporation.

            d) Replacement Reserve Agreement dated May 30, 2003 between Drexel Burnham Lambert Real Estate Associates II Limited Partnership and GMAC Commercial Mortgage Corporation.

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

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, David R. Robertson, certify that:


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

Date: March 29, 2004

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief Executive Officer
                                    of DBL Properties Corporation,  equivalent
                                    of  the  chief  executive  officer  of the
                                   Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                  /s/Thomas M. Herzog
                                  Thomas M. Herzog
                                  Senior Vice President and Chief Accounting Officer of DBL Properties Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.