Form 10QSB
period 2004-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2004-05-13
CIK 725646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 116
   Receivables and deposits                                                      31
   Other assets                                                                 279
   Restricted escrow                                                             15
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   7,387
                                                                8,674
      Less accumulated depreciation                            (6,687)        1,987

                                                                            $ 2,428
Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                           $ 10
   Tenant security deposit liabilities                                           95
   Accrued property taxes                                                        49
   Due to affiliates                                                             29
   Other liabilities                                                             72
   Mortgage notes payable                                                     5,198

Partners' Capital (Deficiency)
   General partner                                              $ 44
   Limited partners (37,273 units issued and
      outstanding)                                             (3,069)       (3,025)

                                                                            $ 2,428


                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                              Three Months Ended
                                                                  March 31,
                                                             2004           2003
Revenues:
   Rental income                                            $ 393           $ 395
   Other income                                                 24             30
      Total revenues                                           417            425

Expenses:
   Operating                                                   177            156
   General and administrative                                   22             20
   Depreciation                                                 40             40
   Interest                                                     99             81
   Property taxes                                               49             36
      Total expenses                                           387            333

Net income                                                   $ 30           $ 92

Net income allocated to general partner (1%)                 $ --            $ 1
Net income allocated to limited partners (99%)                  30             91
                                                             $ 30           $ 92

Net income per limited partnership unit                     $ 0.80         $ 2.44

Distributions per limited partnership unit                   $ --          $ 2.66


                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)


                                        Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficiency) at
   December 31, 2003                     37,273        $ 44       $(3,099)   $(3,055)

Net income for the three months
   ended March 31, 2004                      --           --           30         30

Partners' capital (deficiency) at
   March 31, 2004                        37,273        $ 44       $(3,069)   $(3,025)


                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                    2004       2003
Cash flows from operating activities:
   Net income                                                   $    30      $    92
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                   40           40
      Amortization of loan costs                                      3            2
      Change in accounts:
        Receivables and deposits                                    (19)          (1)
        Other assets                                                (63)          18
        Accounts payable                                            (31)          (2)
        Due to affiliates                                            12           --
        Tenant security deposit liabilities                          (1)          10
        Accrued property taxes                                       49           36
        Other liabilities                                            23            1
         Net cash provided by operating activities                   43          196

Cash flows used in investing activities:
   Property improvements and replacements                            (8)         (36)

Cash flows from financing activities:
   Payments on mortgage notes payable                               (41)         (27)
   Distributions to partners                                         --          (99)
         Net cash used in financing activities                      (41)        (126)

Net (decrease) increase in cash and cash equivalents                 (6)          34

Cash and cash equivalents at beginning of period                    122          295
Cash and cash equivalents at end of period                      $   116      $   329

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $    96      $   105

                See Accompanying Notes to Financial Statements


               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management services. The Partnership paid to such affiliates approximately $21,000 for both the three months ended March 31, 2004 and 2003, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $20,000 and $15,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 for the three months ended March 31, 2004. There were no such fees for the three months ended March 31, 2003. The construction management service fees are calculated based on a percentage of current additions to the investment property. At March 31, 2004, the Partnership owed an affiliate of the General Partner approximately $29,000 of accrued accountable administrative expense which is included in Due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $18,000. The Partnership was charged approximately $27,000 for 2003.

Note C - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 93% and 94% for the three months ended March 31, 2004 and 2003, respectively.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $30,000 compared to net income of approximately $92,000 for the three months ended March 31, 2003. The decrease in net income is due to an increase in total expenses. Total revenues remained relatively consistent for both periods.

The increase in total expenses is due to increases in operating, interest and property tax expenses. Operating expense increased due to increases in property and administrative expenses partially offset by a decrease in maintenance expense. Property expense increased due to an increase in employee salaries and related benefits. Administrative expense increased due to increases in survey fees and the use of collection and eviction services. Maintenance expense decreased due to a decrease in the use of contract labor. Interest expense increased due to the addition of a second mortgage in May 2003 that has increased the average outstanding mortgage balance. Property tax expense increased due to an increase in the assessed value of Presidential House Apartments, which is located in Dade County, Florida.

General and administrative expense remained relatively constant for the three months ended March 31, 2004 and 2003. Included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are management reimbursements to the General Partner allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $116,000 compared to approximately $329,000 at March 31, 2003. For the three months ended March 31, 2004, cash and cash equivalents decreased approximately $6,000. The decrease in cash and cash equivalents is due to approximately $41,000 of cash used in financing activities and approximately $8,000 of cash used in investing activities partially offset by approximately $43,000 of cash provided by operating activities. Cash used in financing activities consisted of payments on the mortgages encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in an interest bearing account.

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

Presidential House

During the three months ended March 31, 2004, the Partnership completed approximately $8,000 of capital improvements at Presidential House Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $104,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At March 31, 2004, the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $5,198,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2004        Unit        March 31, 2003        Unit

Operations             $  --            $   --           $  99             $ 2.66

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 15,698 limited partnership units (the "Units") in the Partnership representing 42.12% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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

                                   Date:  May 13, 2004

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

Date: May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.