Form 10QSB
period 2004-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2004-08-16
CIK 725646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


             For the transition period from _________to _________

                         Commission file number 2-85829


               DREXEL BURNHAM  LAMBERT REAL ESTATE  ASSOCIATES II
       (Exact Name of Small Business Issuer as Specified in Its Charter)



           New York                                              13-3202289
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification No.)

                         55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $ 133
   Receivables and deposits                                                      92
   Restricted escrows                                                            15
   Other assets                                                                 255
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   7,427
                                                                8,714
      Less accumulated depreciation                            (6,704)        2,010

                                                                            $ 2,505
Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                           $ 98
   Tenant security deposit liabilities                                           83
   Accrued property taxes                                                        99
   Due to affiliates                                                             40
   Other liabilities                                                             77
   Mortgage notes payable                                                     5,156

Partners' Capital (Deficiency)
   General partner                                              $ 44
   Limited partners (37,273 units issued and
      outstanding)                                             (3,092)       (3,048)

                                                                            $ 2,505

                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                    Three Months             Six Months
                                                   Ended June 30,          Ended June 30,
                                                  2004        2003        2004        2003

Revenues:
  Rental income                                  $ 391       $ 409       $ 784       $ 804
  Other income                                       15          31          39          61
  Casualty gain                                      26          --          26          --
       Total revenues                               432         440         849         865

Expenses:
  Operating                                         211         141         388         297
  General and administrative                         50          20          72          40
  Depreciation                                       41          42          81          82
  Interest                                           97          80         196         161
  Property taxes                                     56          36         105          72
       Total expenses                               455         319         842         652

Net (loss) income                                $ (23)      $ 121        $ 7        $ 213

Net income allocated to general
  partner (1%)                                    $ --        $ 1         $ --        $ 2
Net (loss) income allocated to limited
  partners (99%)                                    (23)        120           7         211
                                                 $ (23)      $ 121        $ 7        $ 213

Net (loss) income per limited
   partnership unit                              $ (.62)     $ 3.22      $ .19       $ 5.66


Distributions per limited partnership unit        $ --      $ 41.47       $ --      $ 44.13

                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)



                                        Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficiency) at
   December 31, 2003                     37,273        $ 44       $(3,099)   $(3,055)

Net income for the six months
   ended June 30, 2004                       --           --            7          7

Partners' capital (deficiency) at
   June 30, 2004                         37,273        $ 44       $(3,092)   $(3,048)


                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                   2004         2003
Cash flows from operating activities:
  Net income                                                        $ 7        $ 213
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Casualty gain                                                    (26)         --
     Depreciation                                                      81          82
     Amortization of loan costs                                         4           4
     Change in accounts:
      Receivables and deposits                                        (80)        (12)
      Other assets                                                    (40)        (47)
      Accounts payable                                                 37         (10)
      Tenant security deposit liabilities                             (13)         12
      Accrued property taxes                                           99          71
      Other liabilities                                                28          42
      Due to affiliates                                                23          --
         Net cash provided by operating activities                    120         355

Cash flows from investing activities:
  Net deposits to restricted escrow accounts                           --         (15)
  Property improvements and replacements                              (52)        (76)
  Insurance proceeds received                                          26          --
         Net cash used in investing activities                        (26)        (91)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (83)        (53)
  Proceeds from mortgage note payable                                  --       1,400
  Loan costs paid                                                      --         (70)
  Distributions to limited partners                                    --      (1,645)
         Net cash used in financing activities                        (83)       (368)

Net increase (decrease) in cash and cash equivalents                   11        (104)

Cash and cash equivalents at beginning of period                      122         295
Cash and cash equivalents at end of period                         $ 133       $ 191

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 191       $ 157
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                        $ 20         $ --


                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management  services.  The  Partnership  paid to such  affiliates  approximately
$41,000 and $42,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $35,000 and $19,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 for the six months ended June 30, 2004. There were no such fees for the six months ended June 30, 2003. The construction management service fees are calculated based on a percentage of current additions to the investment property. At June 30, 2004, the Partnership owed an affiliate of the General Partner approximately $40,000 of accrued accountable administrative expense which is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $18,000 and $27,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Distribution to Limited Partner

In prior years, the transfer agent, an affiliate of the General Partner, inadvertently made limited partner distributions to an incorrect party. During the six months ended June 30, 2004, payments were made to the correct investor. The Partnership has recognized approximately $15,000 in general and administrative expense on the accompanying statement of operations as a result of this error.

Note E - Casualty Gain

In December 2003, Presidential House Apartments suffered fire damage to six apartments units. Insurance proceeds of approximately $26,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $26,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated.

Note F - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 91% and 96% for the six months ended June 30, 2004 and 2003, respectively. The General Partner attributes the decrease in occupancy to lower interest rates, resulting in declining demand for rental units.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended June 30, 2004 was approximately $23,000 and the net income for the six months ended June 30, 2004 was approximately $7,000 compared to net income of approximately $121,000 and $213,000 for the three and six months ended June 30, 2003, respectively. The decrease in net income for both the three and six months ended June 30, 2004 is attributable to a decrease in total revenues and an increase in total expenses. Total revenues for both periods decreased due to decreases in rental and other income partially offset by a casualty gain recognized in 2004. Rental income decreased due to a decrease in occupancy partially offset by a decrease in bad debt expense at the investment property. Other income decreased due to a decrease in late charges, partially offset by an increase in lease cancellation fees.

In December 2003, Presidential House Apartments suffered fire damage to six apartments units. Insurance proceeds of approximately $26,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $26,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated.

The increase in total expenses for both periods is due to increases in operating, general and administrative, interest and property tax expenses. The increase in operating expense is due to increases in property and maintenance expenses. Property expense increased due to an increase in payroll and related benefits. Maintenance expense increased due to increased contract labor. Interest expense increased due to the addition of a second mortgage in May 2003 that has increased the average outstanding mortgage balance. Property tax expense increased due to an increase in the assessed value of Presidential House Apartments, which is located in Dade County, Florida.

General and administrative expenses increased for the three and six months ended June 30, 2004 due to an increase in management reimbursements to the General Partner, as allowed under the Partnership agreement and due to approximately $15,000 charged to expense to correct distributions to a limited partner. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $133,000 compared to approximately $191,000 at June 30, 2003. For the six months ended June 30, 2004, cash and cash equivalents increased approximately $11,000. The increase is due to approximately $120,000 of cash provided by operating activities partially offset by approximately $26,000 of cash used in investing activities and approximately $83,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash used in financing activities consisted of payments on the mortgages encumbering the Partnership's investment property. The Partnership invests its working capital reserves in an interest bearing account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's investment property are detailed below.

During the six months ended June 30, 2004, the Partnership completed approximately $72,000 of capital improvements at Presidential House Apartments, consisting primarily of appliance and floor covering replacements and maintenance equipment. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $68,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At June 30, 2004, the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $5,156,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):


                      Six Months      Per Limited       Six months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit

Operations             $  --            $   --           $  315            $ 8.45
Financing (1)             --                --            1,330             35.68
 Total                 $  --            $   --           $1,645            $44.13

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 16,507 limited partnership units (the "Units") in the Partnership representing 44.29% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.29% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  See Exhibit Index Attached.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                   DREXEL   BURNHAM    LAMBERT   REAL   ESTATE
                                   ASSOCIATES II


                                     By:  DBL Properties Corporation
                                          Its General Partner

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive
                                          Officer

                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President

                                   Date:  August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 16, 2004

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


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of DBL
                                    Properties Corporation,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 16, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 16, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.