Form 10QSB
period 2004-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2004-11-12
CIK 725646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                 $ 148
   Receivables and deposits                                                      91
   Restricted escrows                                                            15
   Other assets                                                                 238
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   7,599
                                                                8,886
      Less accumulated depreciation                            (6,743)        2,143

                                                                            $ 2,635
Liabilities and Partners' Capital (Deficiency)
Liabilities
   Accounts payable                                                          $ 177
   Tenant security deposit liabilities                                           80
   Accrued property taxes                                                       148
   Other liabilities                                                             63
   Due to affiliates (Note B)                                                    58
   Mortgage notes payable                                                     5,113

Partners' Capital (Deficiency)
   General partner                                              $ 45
   Limited partners (37,273 units issued and
      outstanding)                                             (3,049)       (3,004)

                                                                            $ 2,635

                See Accompanying Notes to Financial Statements


               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                    Three Months             Nine Months
                                                 Ended September 30,     Ended September 30,
                                                  2004        2003        2004        2003

Revenues:
  Rental income                                  $ 432       $ 393      $ 1,216     $ 1,197
  Other income                                       17          25          56          86
  Casualty gain                                      --          --          26          --
       Total revenues                               449         418       1,298       1,283

Expenses:
  Operating                                         200         158         588         455
  General and administrative                         20          27          92          67
  Depreciation                                       39          39         120         121
  Interest                                           97         105         293         266
  Property taxes                                     49          47         154         119
       Total expenses                               405         376       1,247       1,028

Net income                                        $ 44        $ 42        $ 51       $ 255

Net income allocated to general partner
  (1%)                                            $ 1         $ 1         $ 1         $ 3
Net income allocated to limited partners
  (99%)                                              43          41          50         252
                                                  $ 44        $ 42        $ 51       $ 255

Net income per limited partnership unit          $ 1.15      $ 1.10      $ 1.34      $ 6.76

Distributions per limited partnership unit        $ --        $ --        $ --      $ 44.13


                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)


                                        Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficiency) at
   December 31, 2003                     37,273        $ 44       $(3,099)   $(3,055)

Net income for the nine months
   ended September 30, 2004                  --            1           50         51

Partners' capital (deficiency) at
   September 30, 2004                    37,273        $ 45       $(3,049)   $(3,004)

                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2004         2003
Cash flows from operating activities:
  Net income                                                       $ 51        $ 255
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     120         121
     Casualty gain                                                    (26)         --
     Amortization of loan costs                                         6           6
     Change in accounts:
      Receivables and deposits                                        (79)        (19)
      Other assets                                                    (25)        (28)
      Accounts payable                                                 28         (15)
      Tenant security deposit liabilities                             (16)         15
      Accrued property taxes                                          148         119
      Other liabilities                                                14          65
      Due to affiliates                                                41          --
         Net cash provided by operating activities                    262         519

Cash flows from investing activities:
  Net deposits to restricted escrow accounts                           --         (15)
   Insurance proceeds received                                         26          --
   Property improvements and replacements                            (136)        (86)
         Net cash used in investing activities                       (110)       (101)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (126)        (93)
  Proceeds from mortgage note payable                                  --       1,400
  Loan costs paid                                                      --         (50)
  Distributions to limited partners                                    --      (1,645)
         Net cash used in financing activities                       (126)       (388)

Net increase in cash and cash equivalents                              26          30

Cash and cash equivalents at beginning of period                      122         295
Cash and cash equivalents at end of period                         $ 148       $ 325

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 285       $ 260

Supplemental disclosure of cash flow information:
  Property improvements and replacements in accounts
    payable                                                        $ 108        $ --

                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management services. The Partnership paid to such affiliates approximately $63,000 for both the nine months ended September 30, 2004 and 2003 which is included in operating expenses.

An affiliate of the General Partner charged reimbursement of accountable administrative expenses amounting to approximately $58,000 and $33,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $9,000 for the nine months ended September 30, 2004. There were no such fees for the nine months ended September 30, 2003. The construction management service fees are calculated based on a percentage of current additions to the investment property. At September 30, 2004, the Partnership owed an affiliate of the General Partner approximately $58,000 of accrued accountable administrative expenses.

Subsequent to September 30, 2004, the General Partner advanced approximately $145,000 to the Partnership to pay accounts payable at the property. Interest on such advances will be charged at prime plus 2%, or 6.75% at September 30, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $26,000 and $27,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Second Mortgage Note Payable

On May 30, 2003, the Partnership entered into a second mortgage for Presidential House Apartments. The second mortgage is in the principal amount of approximately $1,400,000 and has a stated interest rate of 5.55% per annum. Payments of principal and interest of approximately $11,000 are due on the first day of each month commencing July 2003 until July 2020, at which time the note is scheduled to be fully amortized. Capitalized loan costs, which are included in other assets, incurred with the second mortgage were approximately $50,000, and are being amortized over the life of the second mortgage note payable.

Note D - Distribution to Limited Partner

In prior years, the transfer agent, an affiliate of the General Partner, inadvertently made limited partner distributions to an incorrect party. During the nine months ended September 30, 2004, payments were made to the correct investor. The Partnership has recognized approximately $15,000 in general and administrative expense on the accompanying statement of operations as a result of this error.

Note E - Casualty Gain

In December 2003, Presidential House Apartments suffered fire damage to six apartments units. Insurance proceeds of approximately $26,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $26,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated.

Note F - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 93% and 95% for the nine months ended September 30, 2004 and 2003, respectively.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2004 was approximately $44,000 and $51,000 compared to net income of approximately $42,000 and $255,000 for the three and nine months ended September 30, 2003, respectively. The slight increase in net income for the three months ended September 30, 2004 was due to an increase in total revenues which was offset by an increase in total expenses. The decrease in net income for the nine months ended September 30, 2004 was due to an increase in total expenses partially offset by an increase in total revenues. Total revenues for the three and nine months ended September 30, 2004 increased due to an increase in rental income partially offset by a decrease in other income. In addition, a casualty gain was recognized during the nine months ended September 30, 2004. Rental income increased due to an increase in the average rental rate and a decrease in bad debt expense partially offset by a decrease in occupancy. Other income decreased due to a decrease in late charges.

In December 2003, Presidential House Apartments suffered fire damage to six apartments units. Insurance proceeds of approximately $26,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $26,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated.

Total expenses for the three month period increased due to an increase in operating expenses. Total expenses for the nine month period increased due to increases in operating, general and administrative, interest and property tax expenses. Operating expense for both periods increased due to increases in advertising, property and administrative expenses. Advertising expense increased due to increases in referral fees and resident relations. Property expense increased due to an increase in payroll and related benefits at the investment property. Administrative expense increased due to ad valorem taxes and survey fees. Interest expense increased due to the addition of a second mortgage in May 2003 that has increased the average outstanding mortgage balance. Property tax expense increased due to an increase in the assessed value of Presidential House Apartments, which is located in Dade County, Florida.

General and administrative expense increased due to an increase in management reimbursements to the General Partner, as allowed under the Partnership Agreement and due to approximately $15,000 charged to expense to correct distributions to a limited partner. Also included in general and administrative expenses for the nine months ended September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $148,000 compared to approximately $325,000 at September 30, 2003. For the nine months ended September 30, 2004, cash and cash equivalents increased approximately $26,000. The increase is due to approximately $262,000 of cash provided by operating activities partially offset by approximately $110,000 of cash used in investing activities and approximately $126,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash used in financing activities consisted of payments on the mortgages encumbering the Partnership's investment property. The Partnership invests its working capital reserves in an interest bearing account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's investment property are detailed below.

During the nine months ended September 30, 2004, the Partnership completed approximately $244,000 of capital improvements at Presidential House Apartments, consisting primarily of structural improvements, plumbing fixtures, appliance and floor covering replacements and maintenance equipment. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $42,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At September 30, 2004, the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $5,113,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                   Nine Months Ended   Per Limited    Nine Months Ended   Per Limited
                     September 30,     Partnership      September 30,     Partnership
                          2004             Unit             2003             Unit

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 16,527 limited partnership units (the "Units") in the Partnership representing 44.34% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.34% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6      EXHIBITS

            See Exhibit Index Attached.

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

                                   Date:  November 11, 2004

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

    10.11 a) Multifamily Note dated May 30, 2003 between Drexel Burnham Lambert Real Estate Associates II Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Form 8-K dated May 30, 2003.)

                  b) Limited Guaranty dated May 30, 2003 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Form 8-K dated May 30, 2003.)

                  c) Repair Escrow Agreement dated May 30, 2003 between Drexel Burnham Lambert Real Estate Associates II Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Form 8-K dated May 30, 2003.)

                  d) Replacement Reserve Agreement dated May 30, 2003 between Drexel Burnham Lambert Real Estate Associates II Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Form 8-K dated May 30, 2003.)

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

Date: November 11, 2004

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

Date:  November 11, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of DBL
                                    Properties Corporation,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 11, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 11, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.