Form 10KSB
period 2004-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2005-03-30
CIK 725646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                    For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,765,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

                        Gross                                    Method
                       Carrying   Accumulated    Depreciable       Of          Federal
Property                Value     Depreciation      Life      Depreciation    Tax Basis
                           (in thousands)                                    (in thousands)

Presidential House       $8,931       $6,781     5-31.5 yrs        SL          $ 2,110

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"  for  a  description  of  the   Partnership's   capitalization   and
depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

                   Principal
                   Balance At                                          Principal
                  December 31,   Interest    Period     Maturity       Balance At
Property              2004        Rate(1)   Amortized     Date    Due at maturity (2)
                 (in thousands)                                      (in thousands)

Presidential         $3,747        7.96%     20 yrs     07/01/20       $     --
 House
 2nd mortgage         1,323        5.55%     17 yrs     07/01/20             --
  Total              $5,070                                            $     --

 (1)  Fixed rate mortgage.

 (2) See "Item 7. Financial Statements - Note C" for specific details about the loans and information with respect to the Partnership's ability to prepay these loans.

On May 30, 2003, the Partnership entered into a second mortgage for Presidential House Apartments. The second mortgage is in the principal amount of approximately $1,400,000 and has a stated interest rate of 5.55% per annum. Payments of principal and interest of approximately $11,000 are due on the first day of each month commencing July 2003 until July 2020, at which time the note is scheduled to be fully amortized. Capitalized loan costs, which are included in other assets, incurred with the second mortgage were approximately $50,000, and are being amortized over the life of the mortgage note payable.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for the property were:

                                     Average Annual              Average Annual
                                      Rental Rates                  Occupancy
                                   (per unit)
Property                          2004            2003          2004        2003

Presidential House               $8,832          $8,610          94%         95%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other properties in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate tax and rate in 2004 for the property were:

                                         2004                 2004
                                        Billing               Rate
                                    (in thousands)

       Presidential House                $171                 2.08%

Capital Improvements

Presidential House

During the year ended December 31, 2004, the Partnership completed approximately $292,000 of capital improvements at Presidential House consisting primarily of plumbing enhancements, fire safety upgrades, building improvements, air conditioning replacements, elevator repair, and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As a result of a previously disclosed complaint filed on August 8, 2003 and an amended complaint filed March 5, 2004, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded. Briefing concerning the certification of the collective action will commence in March 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 37,273 Limited Partnership Units (the "Units") during its offering period through October 1984. The Partnership currently has 1,007 holders of record owning an aggregate of 37,273 Units. Affiliates of the General Partner owned 16,647 Units or 44.66% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                       Year Ended      Per Limited      Year Ended      Per Limited
                      December 31,     Partnership     December 31,     Partnership
                          2004             Unit            2003             Unit

Operations              $   --           $   --          $  440            $11.81
Financing (1)               --               --           1,330             35.68
Total                   $   --           $   --          $1,770            $47.49

(1) Distribution from the proceeds received from the second mortgage of Presidential House Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods. See "Item
2. Description of Property - Capital Improvements" for information relating to anticipated expenditures at the property.

As of December 31, 2004, the remaining unpaid preferred return arrearage totaled approximately $10,798,000 or approximately $290 per Unit.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 16,647 Units in the Partnership representing 44.66% of the outstanding units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase 17,572.22 Units at a price of $146.00 per Unit. Such offer expired March 28, 2005. Pursuant to this offer, AIMCO acquired 1,736 units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.66% of the outstanding Units at December 31, 2004, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership realized net income of approximately $160,000 and $258,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in net income was due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in rental income and the recognition of a casualty gain in 2004. Rental income increased due to an increase in average rental rate and a decrease in bad debt expense partially offset by a decrease in occupancy. Other income decreased due to a decrease in late charges.

In December 2003, Presidential House Apartments suffered fire damage to six apartments units. Insurance proceeds of approximately $37,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $37,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated.

Total expenses increased due to increases in operating, general and administrative and interest expenses partially offset by a decrease in property tax expense. Depreciation remained comparable. Operating expenses increased due to increases in advertising, property and administrative expenses. Advertising expense increased due to increases in referral fees and resident relations. Property expense increased due to an increase in payroll and related benefits at the investment property. Administrative expense increased due to ad valorem taxes and temporary agency help partially offset by a decrease in office supplies. Interest expense increased due to the addition of a second mortgage in May 2003 that has increased the average outstanding mortgage balance and interest on advances from an affiliate of the General Partner. Property tax expense decreased due to a lower assessed value as a result of an appeal in 2004.

General and administrative expenses increased due to approximately $15,000 charged to expense to correct distributions to a limited partner. Included in general and administrative expenses for the years ended December 31, 2004 and 2003 are management reimbursements to the General Partner, as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $99,000 compared to approximately $122,000 at December 31, 2003. For the year ended December 31, 2004, cash and cash equivalents decreased approximately $23,000. The decrease in cash and cash equivalents is due to approximately $255,000 of cash used in investing activities partially offset by approximately $188,000 of cash provided by operating activities and approximately $44,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash provided by financing activities consisted of borrowings from an affiliate of the General Partner partially offset by payments on the mortgages encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest-bearing accounts.

On May 30, 2003, the Partnership entered into a second mortgage for Presidential House Apartments. The second mortgage is in the principal amount of approximately $1,400,000 and has a stated interest rate of 5.55% per annum. Payments of principal and interest of approximately $11,000 are due on the first day of each month commencing July 2003 until July 2020, at which time the note is scheduled to be fully amortized. Capitalized loan costs, which are included in other assets, incurred with the second mortgage were approximately $50,000, and are being amortized over the life of the mortgage note payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 2004, the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $5,070,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                       Year Ended      Per Limited      Year Ended      Per Limited
                      December 31,     Partnership     December 31,     Partnership
                          2004             Unit            2003             Unit
Operations              $   --           $   --          $  440            $11.81
Financing (1)               --               --           1,330             35.68
Total                   $   --           $   --          $1,770            $47.49

(1) Distribution from the proceeds received from the second mortgage of Presidential House Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 16,647 limited partnership units (the "Units") in the Partnership representing 44.66% of the outstanding units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P. commenced a tender offer to purchase 17,572.22 units at a price of $146.00 per Unit. Such offer expired on March 28, 2005. Pursuant to this offer, AIMCO acquired 1,736 units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.66% of the outstanding Units at December 31, 20004, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

LIST OF FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2004

Statements of Operations - Years ended December 31, 2004 and 2003

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2004 and 2003

Statements of Cash Flows - Years ended December 31, 2004 and 2003

Notes to Financial Statements

              Report of Independent Registered Public Accounting Firm



The Partners
Drexel Burnham Lambert Real Estate Associates II


We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates II as of December 31, 2004, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates II at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP


Greenville, South Carolina
March 29, 2005

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004

Assets
  Cash and cash equivalents                                               $ 99
  Receivables and deposits                                                   128
  Other assets                                                               208
  Restricted escrows                                                          15
  Investment property (Notes C and F):
       Land                                               $ 1,287
       Buildings and related personal property              7,644
                                                            8,931
       Less accumulated depreciation                       (6,781)         2,150
                                                                         $ 2,600

Liabilities and Partners' Capital (Deficiency)

Liabilities
  Tenant security deposit liabilities                                     $ 81
  Other liabilities                                                           61
  Due to affiliates (Note B)                                                 283
  Mortgage notes payable (Note C)                                          5,070

Partners' Capital (Deficiency)
  General partner                                           $ 46
  Limited partners (37,273 units issued
       and outstanding)                                    (2,941)        (2,895)
                                                                         $ 2,600

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                                     Years Ended
                                                                    December 31,
                                                                2004          2003

Revenues:
  Rental income                                               $ 1,649       $ 1,602
  Other income                                                     79            94
  Casualty gain (Note H)                                           37            --
     Total revenues                                             1,765         1,696

Expenses:
  Operating                                                       761           609
  General and administrative                                      110           107
  Depreciation                                                    161           160
  Interest                                                        392           366
  Property taxes                                                  181           196
     Total expenses                                             1,605         1,438

Net income (Note E)                                            $ 160         $ 258

Net income allocated to general partner (1%)                    $ 2           $ 3
Net income allocated to limited partners (99%)                    158           255
                                                               $ 160         $ 258

Net income per limited partnership unit                        $ 4.24        $ 6.84

Distributions per limited partnership unit                      $ --        $ 47.49

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General      Limited
                                          Units       Partner     Partners      Total

Original capital contributions            37,273        $ 1        $18,637     $18,638

Partners' capital (deficiency) at
  December 31, 2002                       37,273        $ 41       $(1,584)    $(1,543)

Distributions to limited partners             --           --       (1,770)     (1,770)

Net income for the year
  ended December 31, 2003                     --            3          255         258

Partners' capital (deficiency) at
  December 31, 2003                       37,273           44       (3,099)     (3,055)

Net income for the year
  ended December 31, 2004                     --            2          158         160

Partners' capital (deficiency) at
  December 31, 2004                       37,273        $ 46       $(2,941)    $(2,895)

                   See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Years Ended December 31,
                                                                       2004         2003

Cash flows from operating activities:
  Net income                                                           $ 160        $ 258
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                         161          160
     Amortization of loan costs                                            11           10
     Casualty gain                                                        (37)          --
     Change in accounts:
      Receivables and deposits                                           (116)           3
      Other assets                                                         --           (5)
      Accounts payable                                                    (41)          26
      Tenant security deposit payable                                     (15)          16
      Due to affiliates                                                    53           17
      Other liabilities                                                    12           24
          Net cash provided by operating activities                       188          509

Cash flows from investing activities:
  Property improvements and replacements                                 (292)        (114)
  Net deposits to restricted escrow accounts                               --          (15)
  Insurance proceeds received                                              37           --
          Net cash used in investing activities                          (255)        (129)

Cash flows from financing activities:
  Payments on mortgage notes payable                                     (169)        (133)
  Proceeds from mortgage note payable                                      --        1,400
  Loan costs paid                                                          --          (50)
  Distributions to partners                                                --       (1,770)
  Advances from affiliates                                                213           --
          Net cash provided by (used in) financing activities              44         (553)

Net decrease in cash and cash equivalents                                 (23)        (173)

Cash and cash equivalents at beginning of year                            122          295
Cash and cash equivalents at end of year                               $ 99         $ 122

Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $ 379        $ 351

                 See Accompanying Notes to Financial Statements

                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


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

As of December 31, 2004, the Partnership owns and operates Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $5,502,000.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $86,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows:

At the time the second mortgage on Presidential House Apartments was obtained, the Partnership was required to establish a repair escrow of approximately $15,000 with the lender in order to complete listed repairs at the property. The balance in the repair escrow account at December 31, 2004 is approximately $15,000.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Property:

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years.

Deferred Costs:

Loan costs of approximately $208,000, less accumulated amortization of approximately $41,000, are included in other assets. The loan cost are amortized over the terms of the related loan agreements. Amortization expense for the years ended December 31, 2004 and 2003 was approximately $11,000 and $10,000, respectively, and is included in interest expense on the accompanying statements of operations. Amortization expense is expected to be approximately $11,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Advertising Costs:

Advertising costs of approximately $37,000 in 2004 and $22,000 in 2003 were charged to expense as incurred and are included in operating expenses.

Segment Reporting:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $86,000 and $84,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General  Partner charged the  Partnership  reimbursement  of accountable administrative expenses amounting to approximately $80,000 and $64,000 for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $22,000 and $1,000 for the years ended December 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to the investment property. At December 31, 2004, approximately $68,000 was owed for accountable administrative expenses and is included in due to affiliates.

During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $213,000. These advances were made in accordance with the terms of the Partnership Agreement. The advances were made to cover real estate taxes and accounts payable. At December 31, 2004, the balance of the advances was approximately $215,000, including accrued interest of approximately $2,000, which is included in due to affiliates on the accompanying balance sheet. Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense of approximately $2,000 was recognized during the year ended December 31, 2004. There were no advances outstanding during 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $27,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 16,647 limited partnership units (the "Units") in the Partnership representing 44.66% of the outstanding units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase 17,572.22 Units at a price of $146.00 per Unit. Such offer expired on March 28, 2005. Pursuant to this offer, AIMCO acquired 1,736 units. Pursuant to the Partnership Agreement unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.66% of the outstanding Units at December 31, 2004, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The principal terms of the mortgage notes payable are as follows:

                                Principal Monthly
                               Balance At Payment
                          December 31,       Including      Interest       Maturity
Property                      2004           Interest         Rate           Date
                                 (in thousands)
Presidential House          $ 3,747             $   35        7.96%        07/01/20
Presidential House
 2nd mortgage                 1,323                 11        5.55%        07/01/20
  Total                     $ 5,070             $   46

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental property and by a pledge of revenues from the respective rental property. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

On May 30, 2003, the Partnership entered into a second mortgage for Presidential House Apartments. The second mortgage is in the principal amount of approximately $1,400,000 and has a stated interest rate of 5.55% per annum. Payments of principal and interest of approximately $11,000 are due on the first day of each month commencing July 2003 until July 2020, at which time the note is scheduled to be fully amortized. Capitalized loan costs, which are included in other assets, incurred with the second mortgage were approximately $50,000, and are being amortized over the life of the mortgage note payable.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004, are as follows (in thousands):

                                   2005          $ 182
                                   2006             196
                                   2007             211
                                   2008             226
                                   2009             244
                                Thereafter        4,011
                                                $ 5,070

Note D - Partners' Capital

Pursuant to a public offering, 37,273 limited partnership units were sold at $500 per unit. The calculation of net income per limited partner unit is based on 37,273 units outstanding.

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

Cash distributions from sales or refinancings, if any, shall be made to the partners to the extent available and, as more fully described in the partnership agreement, as follows: first, to each partner in an amount equivalent to the positive amount of such partner's capital account on the date of distribution after adjustment; second, to the limited partners, until the limited partners have received an amount equal to their original invested capital; third, 99% to the limited partners equal to any unpaid preferred return arrearage; and fourth, as to any excess, 85% to the limited partners and 15% to the General Partner.

Distributions in liquidation to the partners shall be made pro rata in accordance with the partners' capital accounts.

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 2004, the unpaid preferred return arrearage totaled approximately $10,798,000.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

A reconciliation of the net income per the financial statements to the net taxable income to partners is as follows (in thousands, except unit data):

                                                    Years Ended December 31,
                                                        2004         2003

      Net income as reported                           $  160       $  258
      Depreciation and amortization differences            28           26
      Other                                               (24)         (30)
      Casualty                                            (37)          --
      Federal net taxable income                       $  127       $  254

      Federal taxable income per limited
        partnership unit                               $ 3.37       $ 6.74

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities(in thousands):

                                                         2004

      Net liabilities as reported                      $ (2,895)
        Fixed assets                                       (214)
        Accumulated depreciation                            174
         Syndication costs                                2,051
         Other assets & liabilities                         (17)

      Net liabilities - tax basis                      $   (901)

Note F - Investment Property and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)
                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description              Encumbrances        Land        Property       Acquisition
                        (in thousands)                                 (in thousands)

Presidential House          $ 5,070        $ 1,510        $ 6,037         $ 1,384


                              Gross Amount At Which
                                    Carried
                              At December 31, 2004
                                 (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Year of     Date   Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired    Life
                                           (in thousands)
Presidential
  House       $ 1,287   $ 7,644   $ 8,931     $ 6,781      1967-1974   10/84   5-31.5 yrs

Reconciliation of investment property and accumulated depreciation:

                                              December 31,
                                           2004           2003
                                             (in thousands)
Investment Property
Balance at beginning of year             $ 8,666        $ 8,552
  Property improvements                      292            114
  Disposal of property                       (27)            --
Balance at end of year                     8,931          8,666

Accumulated Depreciation
Balance at beginning of year             $ 6,647        $ 6,487
  Additions charged to expense               161            160
  Disposal of property                       (27)            --
Balance at end of year                   $ 6,781        $ 6,647

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $8,717,000 and $8,462,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $6,607,000 and $6,474,000, respectively.

Note G - Distribution to Limited Partner

In prior years, the transfer agent, an affiliate of the General Partner, inadvertently made limited partner distributions to an incorrect party. During the year ended December 31, 2004, payments were made to the correct investor. The Partnership has recognized approximately $15,000 in general and administrative expense on the accompanying statement of operations as a result of this error.

Note H - Casualty Events

In December 2003, Presidential House Apartments suffered fire damage to six apartments units. Insurance proceeds of approximately $37,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $37,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated.

Note I - Property Tax Refund

During 2004, the Partnership appealed the assessed value of the investment property. During the fourth quarter of 2004, the Partnership recorded a receivable of approximately $30,000 to reflect the expected refund of property taxes related to 2004. Subsequent to December 31, 2004, the Partnership received approximately $30,000 as a refund of property taxes paid during the year.

Note J - Contingencies

As a result of a previously disclosed complaint filed on August 8, 2003 and an amended complaint filed March 5, 2004, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded. Briefing concerning the certification of the collective action will commence in March 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

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

The names of the directors and officers of DBL as of December 31, 2004, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                       and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                       Officer
Stephen B. Waters                43   Vice President

Martha L. Long was appointed as a Director of the General Partner in October 2004 and was appointed Senior Vice President of the General Partner in February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor officers received any remuneration from the General Partner during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2004.

                                            Number
       Entity                              of Units            Percentage

       AIMCO IPLP, L.P.                         10                0.02%
         (an affiliate of AIMCO)
       AIMCO Properties L.P.                16,637               44.64%
         (an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $86,000 and $84,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General  Partner charged the  Partnership  reimbursement  of accountable administrative expenses amounting to approximately $80,000 and $64,000 for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $22,000 and $1,000 for the years ended December 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to the investment property. At December 31, 2004, approximately $68,000 was owed for accountable administrative expenses and is included in due to affiliates.

During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $213,000. These advances were made in accordance with the terms of the Partnership Agreement. The advances were made to cover real estate taxes and accounts payable. At December 31, 2004, the balance of the advances was approximately $215,000, including accrued interest of approximately $2,000, which is included in due to affiliates on the accompanying balance sheet. Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense of approximately $2,000 was recognized during the year ended December 31, 2004. There were no advances outstanding during 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $27,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 16,647 limited partnership units (the "Units") in the Partnership representing 44.66% of the outstanding units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase 17,572.22 Units at a price of $146.00 per Unit. Such offer expired on March 28, 2005. Pursuant to this offer, AIMCO acquired 1,736 units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.66% of the outstanding Units at December 31, 2004, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $29,000 and $36,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $5,000 and $3,000 for 2004 and 2003, respectively.

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




                           DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II


                         By:   DBL Properties Corporation
                               Its General Partner

                           By:   /s/Martha L. Long
                                 Martha L. Long
                                 Senior Vice President


                                 /s/Stephen B. Waters
                           By:   Stephen B. Waters
                                 Vice President

                           Date: March 30, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Martha L. Long             Director and Senior           Date: March 30, 2005
Martha L. Long                Vice President


/s/Harry G. Alcock            Director and Executive Vice   Date: March 30, 2005
Harry G. Alcock               President


/s/Stephen B. Waters          Vice President                Date: March 30, 2005
Stephen B. Waters

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

    10.11 a) Multifamily Note dated May 30, 2003 between Drexel Burnham Lambert Real Estate Associates II Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Form 8-K dated May 30, 2003).

            b) Limited Guaranty dated May 30, 2003 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Form 8-K dated May 30, 2003).

            c) Repair Escrow Agreement dated May 30, 2003 between Drexel Burnham Lambert Real Estate Associates II Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Form 8-K dated May 30, 2003).

            d) Replacement Reserve Agreement dated May 30, 2003 between Drexel Burnham Lambert Real Estate Associates II Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Form 8-K dated May 30, 2003).

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


I, Martha L. Long, certify that:


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

Date: March 30, 2005

                                /s/Martha L. Long
                                Martha L. Long
                                Senior   Vice   President   of  DBL   Properties
                                Corporation, equivalent of the chief executive officer of the Partnership

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

Date:  March 30, 2005

                              /s/Stephen B. Waters
                              Stephen B. Waters
                              Vice President of DBL Properties Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 30, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 30, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.