Form 10QSB
period 2005-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2005-05-13
CIK 725646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 143
   Receivables and deposits                                                      89
   Other assets                                                                 250
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   7,706
                                                                8,993
      Less accumulated depreciation                            (6,820)        2,173

                                                                            $ 2,655
Liabilities and Partners' Capital (Deficiency)
Liabilities
   Tenant security deposit liabilities                                        $ 81
   Accrued property taxes                                                        51
   Other liabilities                                                             18
   Due to affiliates (Note B)                                                   302
   Mortgage notes payable                                                     5,011

Partners' Capital (Deficiency)
   General partner                                              $ 47
   Limited partners (37,273 units issued and
      outstanding)                                             (2,855)       (2,808)

                                                                            $ 2,655

                See Accompanying Notes to Financial Statements



               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                             Three Months Ended
                                                                  March 31,
                                                             2005           2004
Revenues:
   Rental income                                            $ 450           $ 393
   Other income                                                 17             24
      Total revenues                                           467            417

Expenses:
   Operating                                                   168            177
   General and administrative                                   22             22
   Depreciation                                                 39             40
   Interest                                                    101             99
   Property taxes                                               50             49
      Total expenses                                           380            387

Net income                                                   $ 87           $ 30

Net income allocated to general partner (1%)                 $ 1            $ --
Net income allocated to limited partners (99%)                  86             30
                                                             $ 87           $ 30

Net income per limited partnership unit                     $ 2.31         $ 0.80

                See Accompanying Notes to Financial Statements



               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)



                                        Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficiency) at
   December 31, 2004                     37,273        $ 46       $(2,941)   $(2,895)

Net income for the three months
   ended March 31, 2005                      --            1           86         87

Partners' capital (deficiency) at
   March 31, 2005                        37,273        $ 47       $(2,855)   $(2,808)

                See Accompanying Notes to Financial Statements



               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                   Three Months Ended
                                                                       March 31,
                                                                    2005      2004
Cash flows from operating activities:
   Net income                                                   $    87      $    30
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                   39           40
      Amortization of loan costs                                      2            3
      Change in accounts:
        Receivables and deposits                                     39          (19)
        Other assets                                                (44)         (63)
        Accounts payable                                             --          (31)
        Due to affiliates                                            19           12
        Tenant security deposit liabilities                          --           (1)
        Accrued property taxes                                       51           49
        Other liabilities                                           (43)          23
         Net cash provided by operating activities                  150           43

Cash flows from investing activities:
   Property improvements and replacements                           (62)          (8)
   Net withdrawals from restricted escrows                           15           --
         Net cash used in investing activities                      (47)          (8)

Cash flows used in financing activities:
   Payments on mortgage notes payable                               (59)         (41)

Net increase (decrease) in cash and cash equivalents                 44           (6)

Cash and cash equivalents at beginning of period                     99          122
Cash and cash equivalents at end of period                      $   143      $   116

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   123      $    96

                See Accompanying Notes to Financial Statements



               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $23,000 and $21,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $26,000 and $20,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expense and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $12,000 and $3,000, respectively. The fees are calculated based on a percentage of current additions to the investment property. As of March 31, 2005, the Partnership owed an affiliate of the General Partner approximately $83,000 of accrued accountable administrative expenses, which is included in due to affiliates.

In accordance with the Partnership Agreement, the General Partner has made advances to the Partnership to cover real estate taxes and accounts payable at the property. Interest on advances is charged at the prime rate plus 2%, or 7.75% at March 31, 2005. Interest expense was approximately $4,000 during the three months ended March 31, 2005. There was no such interest charged during the three months ended March 31, 2004. At March 31, 2005, the balance owed to the General Partner was approximately $219,000, including accrued interest of approximately $6,000, and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $19,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 98% and 93% for the three months ended March 31, 2005 and 2004, respectively. The increase in occupancy is due to increased marketing efforts and to units that were out of service during 2004.

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

Results of Operations

The Partnership's net income for the three months ended March 31, 2005 was approximately $87,000 compared to net income of approximately $30,000 for the three months ended March 31, 2004. The increase in net income is due to an increase in total revenues.

The increase in total revenues is due to an increase in rental income. Rental income increased due to increases in occupancy and the average rental rates at Presidential House Apartments and a decrease in bad debt expense. Total expenses remained relatively constant for the comparable periods.

Included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $143,000 compared to approximately $116,000 at March 31, 2004. For the three months ended March 31, 2005, cash and cash equivalents increased approximately $44,000. The increase in cash and cash equivalents is due to approximately $150,000 of cash provided by operating activities partially offset by approximately $47,000 and $59,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrow accounts. Cash used in financing activities consisted of payments on the mortgages encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

Presidential House

During the three months ended March 31, 2005, the Partnership completed approximately $62,000 of capital improvements at Presidential House Apartments, consisting primarily of appliance and floor covering replacements and hurricane repairs. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At March 31, 2005, the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $5,011,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

There were no distributions during the three months ended March 31, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,577 limited partnership units (the "Units") in the Partnership representing 49.84% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.84% of the outstanding Units at March 31, 2005, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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


                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.



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



                                   DREXEL   BURNHAM    LAMBERT   REAL   ESTATE
                                  ASSOCIATES II


                                     By:  DBL Properties Corporation
                                          Its General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                   Date:  May 13, 2005



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

    32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





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

Date: May 13, 2005

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

Date:  May 13, 2005

                                  /s/Stephen B. Waters
                                  Stephen B. Waters
                                  Vice    President    of    DBL    Properties
                                  Corporation,   equivalent   of   the   chief
                                  financial officer of the Partnership



Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.