Form 10QSB
period 2005-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2005-08-15
CIK 725646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005


Assets
   Cash and cash equivalents                                                 $ 260
   Receivables and deposits                                                      93
   Other assets                                                                 233
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   7,744
                                                                9,031
      Less accumulated depreciation                            (6,857)        2,174

                                                                            $ 2,760
Liabilities and Partners' Capital (Deficiency)
Liabilities
   Tenant security deposit liabilities                                        $ 78
   Accrued property taxes                                                        93
   Other liabilities                                                             28
   Due to affiliates (Note B)                                                   322
   Mortgage notes payable                                                     4,965

Partners' Capital (Deficiency)
   General partner                                              $ 48
   Limited partners (37,273 units issued and
      outstanding)                                             (2,774)       (2,726)

                                                                            $ 2,760

                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                    Three Months             Six Months
                                                   Ended June 30,          Ended June 30,
                                                  2005        2004        2005        2004

Revenues:
  Rental income                                  $ 461       $ 391       $ 911       $ 784
  Other income                                       14          15          31          39
  Casualty gain (Note D)                             --          26          --          26
       Total revenues                               475         432         942         849

Expenses:
  Operating                                         187         211         355         388
  General and administrative                         26          50          48          72
  Depreciation                                       37          41          76          81
  Interest                                          100          97         201         196
  Property taxes                                     43          56          93         105
       Total expenses                               393         455         773         842

Net income (loss)                                 $ 82       $ (23)      $ 169        $ 7

Net income allocated to general
  partner (1%)                                    $ 1         $ --        $ 2         $ --
Net income (loss) allocated to limited
  partners (99%)                                     81         (23)        167           7
                                                  $ 82       $ (23)      $ 169        $ 7

Net income (loss) per limited
   partnership unit                              $ 2.17     $ (0.62)     $ 4.48      $ 0.19


                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)




                                        Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficiency) at
   December 31, 2004                     37,273        $ 46       $(2,941)   $(2,895)

Net income for the six months
   ended June 30, 2005                       --            2          167        169

Partners' capital (deficiency) at
   June 30, 2005                         37,273        $ 48       $(2,774)   $(2,726)


                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                   2005         2004
Cash flows from operating activities:
  Net income                                                       $ 169        $ 7
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Casualty gain                                                     --         (26)
     Depreciation                                                      76          81
     Amortization of loan costs                                         4           4
     Change in accounts:
      Receivables and deposits                                         35         (80)
      Other assets                                                    (29)        (40)
      Accounts payable                                                 --          37
      Tenant security deposit liabilities                              (3)        (13)
      Accrued property taxes                                           93          99
      Other liabilities                                               (33)         28
      Due to affiliates                                                39          23
         Net cash provided by operating activities                    351         120

Cash flows from investing activities:
  Property improvements and replacements                             (100)        (52)
  Net withdrawals from restricted escrow accounts                      15          --
  Insurance proceeds received                                          --          26
         Net cash used in investing activities                        (85)        (26)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                 (105)        (83)

Net increase in cash and cash equivalents                             161          11

Cash and cash equivalents at beginning of period                       99         122
Cash and cash equivalents at end of period                         $ 260       $ 133

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 215       $ 191

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts payable       $ --         $ 20


                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $46,000 and $41,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $41,000 and $35,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expense and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $12,000 and $3,000, respectively. The fees are calculated based on a percentage of current additions to the investment property. As of June 30, 2005, the Partnership owed an affiliate of the General Partner approximately $98,000 of accrued accountable administrative expenses, which is included in due to affiliates.

In accordance with the Partnership Agreement, the General Partner has made advances to the Partnership to cover real estate taxes and accounts payable at the property. Interest on advances is charged at the prime rate plus 2%, or 8.25% at June 30, 2005. Interest expense was approximately $8,000 during the six months ended June 30, 2005. There was no such interest charged during the six months ended June 30, 2004. At June 30, 2005, the balance owed to the General Partner was approximately $224,000, including accrued interest of approximately $11,000, and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $26,000 and $25,000 for insurance coverage and fees associated with policy claims administration.

Note C - Distribution to Limited Partner

In prior years, the transfer agent, an affiliate of the General Partner, inadvertently made limited partner distributions to an incorrect party. During the six months ended June 30, 2004, payments were made to the correct investor. The Partnership has recognized approximately $15,000 in general and administrative expense on the accompanying statement of operations as a result of this error.

Note D - Casualty Gain

In December 2003, Presidential House Apartments suffered fire damage to six apartments units. Insurance proceeds of approximately $26,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $26,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated.

Note E - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 98% and 91% for the six months ended June 30, 2005 and 2004, respectively. The increase in occupancy is due to damaged units that were out of service during 2004 and to improved market conditions in the local market area.

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

Results of Operations

The Partnership's net income for three and six months ended June 30, 2005 was approximately $82,000 and $169,000, respectively, compared to net loss of approximately $23,000 and net income of approximately $7,000 for the three and six months ended June 30, 2004, respectively. The decrease in net loss and the increase in net income for the three and six month periods was due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues for both periods is due to an increase in rental income partially offset by a casualty gain recognized in 2004. Rental income increased due to increases in occupancy and the average rental rate at Presidential House Apartments and a decrease in bad debt expense.

In December 2003, Presidential House Apartments suffered fire damage to six apartments units. Insurance proceeds of approximately $26,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $26,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated.

Total expenses for both periods decreased due to decreases in operating, general and administrative, and property tax expenses. Operating expense decreased due to decreases in advertising, insurance, and maintenance expenses. Advertising expense decreased due to decreases in referral fees and periodical costs.
Insurance expense decreased due to a decrease in hazard insurance costs. Maintenance expense decreased due to a decrease in contract labor. Property tax expense decreased due to a decrease in the assessed value of the investment property.

General and  administrative  expenses  decreased  due to  approximately  $15,000 charged to expense in 2004 to correct distributions to a limited partner. Included in general and administrative expenses for the six months ended June 30, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $260,000 compared to approximately $133,000 at June 30, 2004. For the six months ended June 30, 2005, cash and cash equivalents increased approximately $161,000. The increase in cash and cash equivalents is due to approximately $351,000 of cash provided by operating activities partially offset by approximately $85,000 and $105,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrow accounts. Cash used in financing activities consisted of payments on the mortgages encumbering the Partnership's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Presidential House

During the six months ended June 30, 2005, the Partnership completed approximately $100,000 of capital improvements at Presidential House Apartments, consisting primarily of appliance and floor covering replacements and hurricane repairs. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At June 30, 2005, the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $4,965,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

There were no distributions during the six months ended June 30, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,591 limited partnership units (the "Units") in the Partnership representing 49.88% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.88% of the outstanding Units at June 30, 2005, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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


                                   Date:  August 12, 2005

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

Date: August 12, 2005

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

Date:  August 12, 2005

                                  /s/Stephen B. Waters
                                  Stephen B. Waters
                                  Vice    President    of    DBL    Properties
                                  Corporation,   equivalent   of   the   chief
                                  financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.