Form 10QSB
period 2005-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2005-11-14
CIK 725646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No __X__

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


Assets
   Cash and cash equivalents                                                  $ 74
   Receivables and deposits                                                      88
   Other assets                                                                 213
   Investment property:
      Land                                                    $ 1,287
      Buildings and related personal property                   7,791
                                                                9,078
      Less accumulated depreciation                            (6,881)        2,197
                                                                            $ 2,572
Liabilities and Partners' Capital (Deficiency)
Liabilities
   Tenant security deposit liabilities                                        $ 75
   Accrued property taxes                                                       139
   Other liabilities                                                             93
   Due to affiliates (Note B)                                                     8
   Mortgage notes payable                                                     4,930

Partners' Capital (Deficiency)
   General partner                                              $ 48
   Limited partners (37,273 units issued and
      outstanding)                                             (2,721)       (2,673)

                                                                            $ 2,572

                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                    Three Months             Nine Months
                                                 Ended September 30,     Ended September 30,
                                                  2005        2004        2005        2004

Revenues:
  Rental income                                  $ 458       $ 432      $ 1,369     $ 1,216
  Other income                                       19          17          50          56
  Casualty gain                                      --          --          --          26
       Total revenues                               477         449       1,419       1,298

Expenses:
  Operating                                         214         200         569         588
  General and administrative                         27          20          75          92
  Depreciation                                       41          39         117         120
  Interest                                           97          97         298         293
  Property taxes                                     45          49         138         154
       Total expenses                               424         405       1,197       1,247

Net income                                        $ 53        $ 44       $ 222        $ 51

Net income allocated to general
  partner (1%)                                    $ --        $ 1         $ 2         $ 1
Net income allocated to limited
  partners (99%)                                     53          43         220          50
                                                  $ 53        $ 44       $ 222        $ 51

Net income per limited partnership unit          $ 1.42      $ 1.15      $ 5.90      $ 1.34

                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                        (in thousands, except unit data)


                                        Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners     Total

Original capital contributions           37,273        $ 1        $18,637    $18,638

Partners' capital (deficiency) at
   December 31, 2004                     37,273        $ 46       $(2,941)   $(2,895)

Net income for the nine months
   ended September 30, 2005                  --            2          220        222

Partners' capital (deficiency) at
   September 30, 2005                    37,273        $ 48       $(2,721)   $(2,673)

                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2005         2004
Cash flows from operating activities:
  Net income                                                       $ 222        $ 51
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     117         120
     Casualty gain                                                     --         (26)
     Amortization of loan costs                                         8           6
     Change in accounts:
      Receivables and deposits                                         40         (79)
      Other assets                                                    (13)        (25)
      Accounts payable                                                 --          28
      Tenant security deposit liabilities                              (6)        (16)
      Accrued property taxes                                          139         148
      Other liabilities                                                32          14
      Due to affiliates                                               (69)         41
         Net cash provided by operating activities                    470         262

Cash flows from investing activities:
  Net withdrawals from restricted escrow accounts                      15          --
   Insurance proceeds received                                         --          26
   Property improvements and replacements                            (164)       (136)
         Net cash used in investing activities                       (149)       (110)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                 (140)       (126)
  Payments on advances from affiliates                               (206)         --
         Net cash used in financing activities                       (346)       (126)

Net (decrease) increase in cash and cash equivalents                  (25)         26

Cash and cash equivalents at beginning of period                       99         122
Cash and cash equivalents at end of period                         $ 74        $ 148

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 300       $ 285

Supplemental disclosure of cash flow information:
  Property improvements and replacements in accounts
    payable                                                        $ --        $ 108

                See Accompanying Notes to Financial Statements

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $70,000 and $63,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $55,000 and $58,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expense and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $12,000 and $9,000, respectively. The fees are calculated based on a percentage of current additions to the investment property.

In accordance with the Partnership Agreement, the General Partner has made advances to the Partnership to cover real estate taxes and accounts payable at the property. Interest on advances is charged at the prime rate plus 2%, or 8.75% at September 30, 2005. Interest expense was approximately $12,000 during the nine months ended September 30, 2005. There were no advances from the General Partner during the nine months ended September 30, 2004 and accordingly no interest expense for the same period. At September 30, 2005, the balance owed to the General Partner was approximately $8,000, including accrued interest of approximately $1,000, and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $26,000 and $25,000 for insurance coverage and fees associated with policy claims administration.

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

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina. The damages are estimated to be approximately $40,000 and the Partnership does not expect to receive any insurance proceeds to cover the damages. The estimated cost is included in operating expense at September 30, 2005.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma. The Partnership is currently gathering information to quantify the cost of the damages to the property from Hurricane Wilma. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.

Note E - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 98% and 93% for the nine months ended September 30, 2005 and 2004, respectively. The increase in occupancy is due to damaged units that were out of service during 2004 and to improved market conditions in the local market area.

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

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2005 was approximately $53,000 and $222,000, respectively, compared to net income of approximately $44,000 and $51,000 for the three and nine months ended September 30, 2004, respectively. The increase in net income for the three months ended September 30, 2005 was due to an increase in total revenues partially offset by an increase in total expenses. The increase in net income for the nine months ended September 30, 2005 was due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues for both periods is due to an increase in rental income. Rental income increased due to an increase in occupancy and the average rental rate at Presidential House Apartments and a decrease in bad debt expense.

In December 2003, Presidential House Apartments suffered fire damage to six apartments units. Insurance proceeds of approximately $26,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $26,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina. The damages are estimated to be approximately $40,000 and the Partnership does not expect to receive any insurance proceeds to cover the damages. The estimated cost is included in operating expense at September 30, 2005.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma. The Partnership is currently gathering information to quantify the cost of the damages to the property from Hurricane Wilma. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.

Total expenses for the three month period ended September 30, 2005 increased due to an increase in operating and general and administrative expenses. Operating expense increased due to an increase in maintenance expense. Maintenance expense increased as a result of an increase in clean up costs associated with the various tropical storms which impacted the property.

Total expenses for the nine month period ended September 30, 2005 decreased due to decreases in operating, general and administrative, and property tax expenses. Operating expense decreased due to decreases in advertising, insurance, and property administrative expenses partially offset by an increase in property operating and maintenance expenses. Advertising expense decreased due to decreases in referral fees and periodical costs. Insurance expense decreased due to a decrease in hazard insurance costs. Property administrative expense decreased mainly due to a decrease in the fees associated with appealing the property's assessed value in 2004. Property operating expense increased due to increases in payroll and related benefits and utility costs. Maintenance expense increased as a result of an increase in clean up costs associated with the various tropical storms which impacted the property. Property tax expense decreased due to a decrease in the assessed value of the investment property.

General and administrative expense for the nine month period September 30, 2005 decreased due to approximately $15,000 charged to expense in 2004 to correct distributions to a limited partner partially offset by an increase in audit expense. The increase in audit expense also accounts for the three months increase in general and administrative expense. Included in general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $74,000 compared to approximately $148,000 at September 30, 2004. For the nine months ended September 30, 2005, cash and cash equivalents decreased approximately $25,000. The decrease in cash and cash equivalents is due to approximately $346,000 and $149,000 of cash used in financing and investing activities, respectively, partially offset by approximately $470,000 of cash provided by operating activities. Cash used in financing activities consisted of payments on the mortgages encumbering the Partnership's investment property and payments on advances due to affiliates. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrow accounts. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2005, the Partnership completed approximately $164,000 of capital improvements at Presidential House Apartments, consisting primarily of plumbing fixture upgrades, appliance and floor covering replacements and hurricane repairs. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At September 30, 2005, the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $4,930,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

There were no distributions during the nine months ended September 30, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,605 limited partnership units (the "Units") in the Partnership representing 49.92% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.92% of the outstanding Units at September 30, 2005, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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



                                  DREXEL BURNHAM LAMBERT REAL ESTATE
                                  ASSOCIATES II


                                     By:  DBL Properties Corporation
                                          Its General Partner

                                     By:  /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                   Date:  November 14, 2005

               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

                                  EXHIBIT INDEX
Exhibit No.

    3.1 Prospectus of the Partnership filed pursuant to rule 424(b), dated December 30, 1983 is hereby incorporated herein by reference.

     3.2 Supplement dated October 10, 1984 to Prospectus dated December 30, 1983 is hereby incorporated herein by reference.

     3.3 Form of Agreement of Limited Partnership of the Partnership (reference is made to Exhibit A to the Prospectus).

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

Date: November 14, 2005

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

Date:  November 14, 2005

                                  /s/Stephen B. Waters
                                  Stephen B. Waters
                                  Vice    President    of    DBL    Properties
                                  Corporation,   equivalent   of   the   chief
                                  financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.