Form 10KSB
period 2005-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2006-03-31
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

[ ]

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______to_______

Commission file number 2-85829

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

(Name of small business issuer in its charter)

New York	13-3202289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, P.O. Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Issuer's telephone number (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year $1,912,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Presidential House Apartments	10/22/84	Fee ownership subject	Apartments
North Miami Beach, FL		to first and second	203 units
mortgages

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Presidential House
Apartments	$9,630	$6,925	5-31.5 yrs	SL	$ 2,656

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership’s property.

	Principal
	Balance At				Principal
	December 31,	Interest	Period	Maturity	Balance Due
Property	2005	Rate(1)	Amortized	Date	At Maturity (2)
	(in thousands)				(in thousands)

Presidential
House Apartments
1st mortgage	$3,620	7.96%	20 yrs	07/01/20	$ --

2nd mortgage	1,268	5.55%	17 yrs	07/01/20	--
Total	$4,888				$ --

(1)

Fixed rate mortgage.

(2)

See "Item 7. Financial Statements - Note C" for specific details about the loans and information with respect to the Partnership’s ability to prepay these loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for the property were:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Presidential House Apartments	$9,442	$8,832	98%	94%

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

Real Estate Taxes and Rates

Real estate tax and rate in 2005 for the property were:

	2005	2005
	Billing	Rate
	(in thousands)

Presidential House Apartments	$185	2.05%

Capital Improvements

Presidential House

During the year ended December 31, 2005, the Partnership completed approximately $716,000 of capital improvements at Presidential House consisting primarily of plumbing fixture upgrades, appliance and floor covering replacements and hurricane repairs. These improvements were funded from operating cash flow, replacement reserve and advances from affiliates of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates of the General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.

Legal Proceedings

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 37,273 Limited Partnership Units (the “Units”) during its offering period through October 1984. The Partnership currently has 901 holders of record owning an aggregate of 37,273 Units. Affiliates of the General Partner owned 18,613 Units or 49.94% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in the year 2006 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated expenditures at the property.

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner.  As of December 31, 2005, the unpaid preferred return arrearage totaled approximately $11,720,000 or approximately $314 per Unit.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,613 Units in the Partnership representing 49.94% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.94% of the outstanding Units at December 31, 2005, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership realized net income of approximately $118,000 and $160,000 for the years ended December 31,2005 and 2004, respectively.  The decrease in net income is due to an increase in total expenses partially offset by an increase in total revenues.

The increase in total expenses is due to an increase in operating expense partially offset by a decrease in general and administrative expense. Depreciation, interest and property tax expenses remained relatively constant for the comparable periods.  The increase in operating expense is due to increases in property and maintenance expenses partially offset by decreases in advertising, administrative and insurance expenses.  Property expense increased due to an increase in payroll and related benefits and utility costs.  Maintenance expense increased as a result of an increase in cleanup costs associated with the various tropical storms which impacted the property.  Advertising expenses decreased due to decreases in periodical cost and referral fees.  Property administrative expenses decreased mainly due to a decrease in the fees associated with appealing the property’s assessed value in 2004.  Insurance expense decreased due to a decrease in hazard insurance costs.

Total revenues increased due to an increase in rental income partially offset by a decrease in casualty gain. Rental income increased due to an increase in occupancy and average rental rate at Presidential House Apartments. Other income remained relatively constant for the comparable periods.

In December 2003, Presidential House Apartments suffered fire damage to six apartment units.  Insurance proceeds of approximately $37,000 were received during the year ended December 31, 2004.  The Partnership recognized a casualty gain of approximately $37,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina.  The damages are estimated to be approximately $40,000 and the Partnership does not expect to receive any insurance proceeds to cover the damages.  The estimated cost is included in operating expense for the year ended December 31, 2005.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  The damages are estimated to be approximately $800,000 including clean up costs of approximately $178,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the year ended December 31, 2005 the estimated clean up costs are included in operating expenses.

General and administrative expense for the year ended December 31, 2005 decreased due to approximately $15,000 charged to expense in 2004 to correct distributions to a limited partner. Included in general and administrative expenses for the years ended December 31, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $38,000 compared to approximately $99,000 at December 31, 2004.  For the year ended December 31, 2005, cash and cash equivalents decreased approximately $61,000.  The decrease in cash and cash equivalents is due to approximately $661,000 of cash used in investing activities partially offset by approximately $544,000 of cash provided by operating activities and approximately $56,000 of cash provided by financing activities.  Cash used in investing activities consisted of property improvements and replacements partially offset by the withdrawals of previously restricted escrows held by the mortgage lender.  Cash provided by financing activities consisted of advances from an affiliate of the General Partner partially offset by payments on the mortgages encumbering the Partnership’s investment property and payment on advances from an affiliate of the General Partner.  The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or from advances from affiliates of the General Partner. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  At December 31, 2005, the first and second mortgage indebtedness encumbering the Partnership’s investment property of approximately $4,888,000 require monthly principal and interest payments until July 1, 2020 when the mortgage notes are scheduled to be fully amortized.

There were no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in the year 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,613 Units in the Partnership representing 49.94% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.94% of the outstanding Units at December 31, 2005, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.  If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Item 8.

Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Drexel Burnham Lambert Real Estate Associates II

We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates II as of December 31, 2005, and the related statements of operations, changes in partners’ capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates II at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 6, 2006

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 38
Receivables and deposits		120
Other assets		196
Investment property (Notes C and F):
Land	$ 1,287
Buildings and related personal property	8,343
	9,630
Less accumulated depreciation	(6,925)	2,705
		$ 3,059

Liabilities and Partners' Capital (Deficiency)

Liabilities
Accounts payable		$ 174
Tenant security deposit liabilities		75
Other liabilities		245
Due to affiliates (Note B)		454
Mortgage notes payable (Note C)		4,888

Partners' Capital (Deficiency)
General partner	$ 47
Limited partners (37,273 units issued
and outstanding)	(2,824)	(2,777)
		$ 3,059

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 1,835	$ 1,649
Other income	77	79
Casualty gain (Note H)	--	37
Total revenues	1,912	1,765

Expenses:
Operating	956	761
General and administrative	97	110
Depreciation	161	161
Interest	392	392
Property taxes	188	181
Total expenses	1,794	1,605

Net income (Note E)	$ 118	$ 160

Net income allocated to general partner (1%)	$ 1	$ 2
Net income allocated to limited partners (99%)	117	158

	$ 118	$ 160

Net income per limited partnership unit	$ 3.14	$ 4.24

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2003	37,273	$ 44	$(3,099)	$(3,055)

Net income for the year
ended December 31, 2004	--	2	158	160

Partners' capital (deficiency) at
December 31, 2004	37,273	46	(2,941)	(2,895)

Net income for the year
ended December 31, 2005	--	1	117	118

Partners' capital (deficiency) at
December 31, 2005	37,273	$ 47	$(2,824)	$(2,777)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004

Cash flows from operating activities:
Net income	$ 118	$ 160
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	161	161
Amortization of loan costs	11	11
Casualty gain	--	(37)
Change in accounts:
Receivables and deposits	8	(116)
Other assets	1	--
Accounts payable	134	(41)
Tenant security deposit liabilities	(6)	(15)
Other liabilities	184	12
Due to affiliates	(67)	53
Net cash provided by operating activities	544	188

Cash flows from investing activities:
Property improvements and replacements	(676)	(292)
Net withdrawals from restricted escrow accounts	15	--
Insurance proceeds received	--	37
Net cash used in investing activities	(661)	(255)

Cash flows from financing activities:
Payments on mortgage notes payable	(182)	(169)
Payments on advances from affiliates	(213)	--
Advances from affiliates	451	213
Net cash provided by financing activities	56	44

Net decrease in cash and cash equivalents	(61)	(23)

Cash and cash equivalents at beginning of year	99	122
Cash and cash equivalents at end of year	$ 38	$ 99

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 385	$ 379
Supplemental disclosure of non-cash flow information:
Property improvements and replacements in accounts payable	$ 40	$ --

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

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

As of December 31, 2005, the Partnership owns and operates Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property:

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were recorded in the years ended December 31, 2005 or 2004.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt.  The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $5,222,000.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $19,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs:

Loan costs of approximately $208,000, less accumulated amortization of approximately $52,000, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense for the years ended December 31, 2005 and 2004 was approximately $11,000 for both years and is included in interest expense on the accompanying statements of operations.  Amortization expense is expected to be approximately $11,000 for each of the years 2006 through 2010.

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

Advertising Costs:

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $16,000 and $37,000 for the years ended December 31, 2005 and 2004, respectively, were charged to operating expense.

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

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s residential property as compensation for providing property management services. The Partnership paid to such affiliates approximately $96,000 and $86,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.  At December 31, 2005 approximately $1,000 of such fees were owed and are included in due to affiliates on the accompanying balance sheet.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $91,000 and $80,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property are fees related to construction management services provided by an affiliate of the General Partner of approximately $34,000 and $22,000 for the years ended December 31, 2005 and 2004, respectively.

During the fourth quarter of 2005 an affiliate of the General Partner advanced the Partnership approximately $451,000 to cover operating expenses and tropical storm damage. During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $213,000 to cover real estate taxes and accounts payable. These advances were made in accordance with the terms of the Partnership Agreement. At December 31, 2005 the balance of the advances was approximately $453,000 including accrued interest of approximately $2,000 which is included in due to affiliates on the accompanying balance sheet. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense of approximately $15,000 and $2,000 was recognized during the years ended December 31, 2005 and 2004, respectively. Subsequent to December 31, 2005, the General Partner advanced approximately $329,000 to the Partnership to pay hurricane repair costs at Presidential House Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,613 Units in the Partnership representing 49.94% of the outstanding units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.94% of the outstanding Units at December 31, 2005, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly
	Balance At	Payment
	December 31,	Including	Interest	Maturity
Property	2005	Interest	Rate	Date
	(in thousands)
Presidential House Apartments
1st mortgage	$ 3,620	$ 35	7.96%	07/01/20
2nd mortgage	1,268	11	5.55%	07/01/20
Total	$ 4,888	$ 46

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the respective rental property.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$ 196
2007	211
2008	226
2009	243
2010	262
Thereafter	3,750
$ 4,888

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

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner.  As of December 31, 2005, the unpaid preferred return arrearage totaled approximately $11,720,000 or approximately $314 per unit.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the financial statements and Federal net taxable income allocated to partners in the Partnership’s tax return for the years ended December 31, 2005 and 2004 (in thousands, except unit data):

	Years Ended December 31,
	2005	2004

Net income as reported	$ 118	$ 160
Depreciation and amortization differences	(4)	28
Other	54	(24)
Casualty	--	(37)
Federal net taxable income	$ 168	$ 127

Federal taxable income per limited
partnership unit	$ 5.61 (1)	$ 3.37

(1)

For 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2005 (in thousands):

2005

Net liabilities as reported	$ (2,777)
Investment property	(202)
Accumulated depreciation	153
Syndication costs	2,051
Other assets & liabilities	42

Net liabilities - tax basis	$ (733)

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Presidential House
Apartments	$ 4,888	$ 1,510	$ 6,037	$ 2,083

Gross Amount At Which Carried
At December 31, 2005
(in thousands)

Buildings
And Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
(in thousands)
Presidential
House Apartments	$ 1,287	$ 8,343	$ 9,630	$ 6,925	1967-1974	10/84	5-31.5 yrs

Reconciliation of investment property and accumulated depreciation:

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$ 8,931	$ 8,666
Property improvements	716	292
Disposal of property	(17)	(27)
Balance at end of year	$ 9,630	$ 8,931

Accumulated Depreciation
Balance at beginning of year	$ 6,781	$ 6,647
Additions charged to expense	161	161
Disposal of property	(17)	(27)
Balance at end of year	$ 6,925	$ 6,781

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004, is approximately $9,428,000 and $8,717,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately $6,772,000 and $6,607,000, respectively.

Note G – Distribution to Limited Partner

In prior years, the transfer agent, an affiliate of the General Partner, inadvertently made limited partner distributions to an incorrect party.  During the year ended December 31, 2004, payments were made to the correct investor. The Partnership has recognized approximately $15,000 in general and administrative expense on the accompanying statement of operations as a result of this error.

Note H – Casualty Gain

In December 2003, Presidential House Apartments suffered fire damage to six apartments units. Insurance proceeds of approximately $37,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $37,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina. The damages are estimated to be approximately $40,000 and the Partnership does not expect to receive any insurance proceeds to cover the damages. The estimated cost is included in operating expense for the year ended December 31, 2005.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma. The damages are estimated to be approximately $800,000 including clean up costs of approximately $178,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the year ended December 31, 2005 the estimated clean up costs are included in operating expenses.

Note I – Property Tax Refund

During both 2005 and 2004, the Partnership appealed the assessed value of the investment property. During the fourth quarter of both 2005 and 2004, the Partnership recorded a receivable of approximately $30,000 to reflect the expected refund of property taxes related to the 2005 and 2004 tax years, respectively.  During the year ended December 31, 2005, the Partnership received approximately $30,000 as a refund of property taxes paid during 2004.

Note J – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Drexel Burnham Lambert Real Estate Associates II (the “Partnership” or “Registrant)) does not have any directors or officers. Management and administrative services are performed by DBL Properties Corporation (“DBL” or the “General Partner”) and its affiliates.  The General Partner has general responsibility and authority in all matters affecting the business of the Partnership.

The names of the directors and officers of DBL as of December 31, 2005, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

Neither the directors nor officers received any remuneration from the General Partner during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2005.

	Number
Entity	of Units	Percentage

AIMCO IPLP, L.P.	10	0.02%
(an affiliate of AIMCO)
AIMCO Properties L.P.	18,603	49.92%
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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s residential property as compensation for providing property management services. The Partnership paid to such affiliates approximately $96,000 and $86,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.  At December 31, 2005 approximately $1,000 of such fees were owed and are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $91,000 and $80,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property are fees related to construction management services provided by an affiliate of the General Partner of approximately $34,000 and $22,000 for the years ended December 31, 2005 and 2004, respectively.

During the fourth quarter of 2005 an affiliate of the General Partner advanced the Partnership approximately $451,000 to cover operating expenses and tropical storm damage. During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $213,000 to cover real estate taxes and accounts payable. These advances were made in accordance with the terms of the Partnership Agreement. At December 31, 2005 the balance of the advances was approximately $453,000 including accrued interest of approximately $2,000 which is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense of approximately $15,000 and $2,000 was recognized during the years ended December 31, 2005 and 2004, respectively. Subsequent to December 31, 2005, the General Partner advanced approximately $329,000 to the Partnership to pay hurricane repair costs at Presidential House Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,613 Units in the Partnership representing 49.94% of the outstanding units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.94% of the outstanding Units at December 31, 2005, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $28,000 and $29,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $5,000 for 2005 and 2004, respectively.

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

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
Stephen B. Waters

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

32.1

  Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 31, 2006

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

Date:  March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of DBL Properties Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.