Form 10QSB
period 2006-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2006-05-15
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 10
Receivables and deposits		117
Other assets		305
Investment property:
Land	$ 1,287
Buildings and related personal property	8,784
	10,071
Less accumulated depreciation	(6,971)	3,100

		$ 3,532
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 268
Tenant security deposit liabilities		77
Accrued property taxes		66
Other liabilities		80
Due to affiliates (Note B)		810
Mortgage notes payable		4,841

Partners' Capital (Deficiency)
General partner	$ 49
Limited partners (37,273 units issued and
outstanding)	(2,659)	(2,610)

		$ 3,532

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 482	$ 450
Other income	17	17
Total revenues	499	467

Expenses:
Operating	88	168
General and administrative	23	22
Depreciation	46	39
Interest	108	101
Property taxes	67	50
Total expenses	332	380

Net income	$ 167	$ 87

Net income allocated to general partner (1%)	$ 2	$ 1
Net income allocated to limited partners (99%)	165	86
	$ 167	$ 87

Net income per limited partnership unit	$ 4.43	$ 2.31

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2005	37,273	$ 47	$(2,824)	$(2,777)

Net income for the three months
ended March 31, 2006	--	2	165	167

Partners' capital (deficiency) at
March 31, 2006	37,273	$ 49	$(2,659)	$(2,610)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 167	$ 87
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	46	39
Amortization of loan costs	3	2
Change in accounts:
Receivables and deposits	3	39
Other assets	(112)	(44)
Accounts payable	91	--
Due to affiliates	26	19
Tenant security deposit liabilities	2	--
Accrued property taxes	66	51
Other liabilities	(165)	(43)
Net cash provided by operating activities	127	150

Cash flows from investing activities:
Property improvements and replacements	(438)	(62)
Net withdrawals from restricted escrow	--	15
Net cash used in investing activities	(438)	(47)

Cash flows from financing activities:
Payments on mortgage notes payable	(47)	(59)
Advances from affiliates	330	--
Net cash provided by (used in) financing activities	283	(59)

Net (decrease) increase in cash and cash equivalents	(28)	44

Cash and cash equivalents at beginning of period	38	99
Cash and cash equivalents at end of period	$ 10	$ 143

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 90	$ 123
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 43	$ --

At December 31, 2005, approximately $40,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2006.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $26,000 and $23,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $109,000 and $26,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $98,000 and $12,000, respectively. As of March 31, 2006, the Partnership owed an affiliate of the General Partner approximately $12,000 of accrued accountable administrative expenses, which is included in due to affiliates on the accompanying balance sheet.

In accordance with the Partnership Agreement, an affiliate of the General Partner has made advances to the Partnership to cover hurricane repair costs at the property.  Interest on advances is charged at the prime rate plus 2%, or 9.75% at March 31, 2006.  Interest expense was approximately $16,000 and $4,000 during the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the balance owed to an affiliate of the General Partner was approximately $798,000, including accrued interest of approximately $18,000, and is included in due to affiliates on the accompanying balance sheet. Subsequent to March 31, 2006, an affiliate of the General Partner advanced approximately $168,000 to pay hurricane repair costs and trade payables at Presidential House Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $38,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $27,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Casualty Event

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the year ended December 31, 2005.   During the three months ended March 31, 2006, the Partnership revised its estimate of repair and cleanup costs. The revised estimate of repair costs is approximately $800,000 all of which had been incurred as of March 31, 2006. The revised estimate of cleanup costs is approximately $60,000 all of which had been incurred as of December 31, 2005. The reduction in estimated cleanup costs of approximately $118,000 was recorded during the three months ended March 31, 2006 and is included as a reduction of operating expenses as of March 31, 2006.  The Partnership anticipates that insurance proceeds to be received will be sufficient to cover the estimated capital damages and no loss will result from this event.

Note D – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court. The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 100% and 98% for the three months ended March 31, 2006 and 2005, respectively.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2006 was approximately $167,000 compared to net income of approximately $87,000 for the three months ended March 31, 2005.  The increase in net income is due to a decrease in total expenses and an increase in total revenues.

The decrease in total expenses for the three months ended March 31, 2006 is due to a decrease in operating expense partially offset by increases in depreciation, interest and property tax expenses.   Operating expense decreased primarily due to a reduction in estimated clean up costs from Hurricane Wilma at Presidential House Apartments (see below), and to a lesser extent due to a decrease in maintenance expense partially offset by increases in administrative and insurance expense.  Maintenance expense decreased due to a decrease in contract services.  Administrative expense increased due to an increase in ad valorem tax services.  Insurance expense increased due to an increase in the hazard insurance premium.  Depreciation expense increased due to assets placed into service over the past twelve months which are now being depreciated.  Interest expense increased due to an increase in advances from an affiliate of the General Partner partially offset by a decrease in interest expense on the mortgages encumbering the investment property as a result of scheduled principal payments which reduced the carrying balance of the mortgages.  Property tax expense increased due to an increase in the assessed value of the property.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the year ended December 31, 2005.   During the three months ended March 31, 2006, the Partnership revised its estimate of repair and cleanup costs. The revised estimate of repair costs is approximately $800,000 all of which had been incurred as of March 31, 2006. The revised estimate of cleanup costs is approximately $60,000 all of which had been incurred as of December 31, 2005. The reduction in estimated cleanup costs of approximately $118,000 was recorded during the three months ended March 31, 2006 and is included as a reduction of operating expenses as of March 31, 2006.  The Partnership anticipates that insurance proceeds to be received will be sufficient to cover the estimated capital damages and no loss will result from this event.

The increase in total revenues is due to an increase in rental income.  Rental income increased due to increases in occupancy and the average rental rate at Presidential House Apartments partially offset by a slight increase in bad debt expense.

Included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $10,000 compared to approximately $143,000 at March 31, 2005.  For the three months ended March 31, 2006, cash and cash equivalents decreased approximately $28,000. The decrease in cash and cash equivalents is due to approximately $438,000 of cash used in investing activities partially offset by approximately $127,000 of cash provided by operating activities and $283,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the General Partner partially offset by payments on the mortgages encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements planned for the Partnership’s property are detailed below.

Presidential House

During the three months ended March 31, 2006, the Partnership completed approximately $441,000 of capital improvements at Presidential House Apartments, consisting primarily of clubhouse renovations, plumbing fixture upgrades, floor covering replacements and hurricane repairs.  These improvements were funded from advances from an affiliate of the General Partner and operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At March 31, 2006, the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $4,841,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

In accordance with the Partnership Agreement, an affiliate of the General Partner has made advances to the Partnership to cover hurricane repair costs at the property.  Interest on advances is charged at the prime rate plus 2%, or 9.75% at March 31, 2006.  Interest expense was approximately $16,000 and $4,000 during the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the balance owed to an affiliate of the General Partner was approximately $798,000, including accrued interest of approximately $18,000, and is included in due to affiliates on the accompanying balance sheet. Subsequent to March 31, 2006, an affiliate of the General Partner advanced approximately $168,000 to pay hurricane repair costs and trade payables at Presidential House Apartments.

There were no distributions during the three months ended March 31, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,633 limited partnership units (the "Units") in the Partnership representing 49.99% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.99% of the outstanding Units at March 31, 2006, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.  If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Date: May 15, 2006

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

Date: May 15, 2006

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

Date:  May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of DBL Properties Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.