Form 10QSB
period 2006-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2006-11-13
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 320
Receivables and deposits		114
Other assets		247
Investment property:
Land	$ 1,287
Buildings and related personal property	8,915
	10,202
Less accumulated depreciation	(7,065)	3,137
		$ 3,818
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 13
Tenant security deposit liabilities		90
Accrued property taxes		199
Other liabilities		65
Due to affiliates (Note B)		929
Mortgage notes payable		4,743

Partners' Capital (Deficiency)
General partner	$ 53
Limited partners (37,273 units issued and
outstanding)	(2,274)	(2,221)
		$ 3,818

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 508	$ 458	$ 1,498	$ 1,369
Other income	38	19	85	50
Casualty gain (Note C)	--	--	250	--
Total revenues	546	477	1,833	1,419

Expenses:
Operating	226	214	540	569
General and administrative	25	27	72	75
Depreciation	47	41	140	117
Interest	108	97	326	298
Property taxes	66	45	199	138
Total expenses	472	424	1,277	1,197

Net income	$ 74	$ 53	$ 556	$ 222

Net income allocated to general
partner (1%)	$ 1	$ --	$ 6	$ 2
Net income allocated to limited
partners (99%)	73	53	550	220
	$ 74	$ 53	$ 556	$ 222

Net income per limited partnership unit	$ 1.96	$ 1.42	$ 14.76	$ 5.90

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2005	37,273	$ 47	$(2,824)	$(2,777)

Net income for the nine months
ended September 30, 2006	--	6	550	556

Partners' capital (deficiency) at
September 30, 2006	37,273	$ 53	$(2,274)	$(2,221)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 556	$ 222
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	140	117
Casualty gain	(250)	--
Amortization of loan costs	8	8
Change in accounts:
Receivables and deposits	6	40
Other assets	(59)	(13)
Accounts payable	(124)	--
Tenant security deposit liabilities	15	(6)
Accrued property taxes	199	139
Other liabilities	(180)	32
Due to affiliates	21	(69)
Net cash provided by operating activities	332	470

Cash flows from investing activities:
Property improvements and replacements	(609)	(164)
Net withdrawals from restricted escrow accounts	--	15
Insurance proceeds received	250	--
Net cash used in investing activities	(359)	(149)

Cash flows from financing activities:
Advances from affiliates	498	--
Payments on advances from affiliates	(44)	(206)
Payments on mortgage notes payable	(145)	(140)
Net cash provided by (used in) financing activities	309	(346)

Net increase (decrease) in cash and cash equivalents	282	(25)

Cash and cash equivalents at beginning of period	38	99
Cash and cash equivalents at end of period	$ 320	$ 74

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 308	$ 300

Supplemental disclosure of non-cash information:
Property improvements and replacements in accounts
payable	$ 3	$ --

At December 31, 2005, approximately $40,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2006.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation, the general partner of the Partnership ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $77,000 and $70,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $139,000 and $55,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expense and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $105,000 and $12,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner has made advances of approximately $498,000 to the Partnership to cover hurricane repair and capital damage costs at the property and property operating expenses during the nine months ended September 30, 2006. There were no advances received during the nine months ended September 30, 2005.  Interest on advances is charged

Note B - Transactions with Affiliated Parties (continued)

at the prime rate plus 2%, or 10.25% at September 30, 2006.  Interest expense was approximately $64,000 and $12,000 during the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, the Partnership repaid advances and accrued interest of approximately $86,000 and $220,000, respectively. At September 30, 2006, the balance owed to an affiliate of the General Partner was approximately $929,000, including accrued interest of approximately $24,000, and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $27,000 for insurance coverage and fees associated with policy claims administration.

Note C – Casualty Gain

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the year ended December 31, 2005. During the nine months ended September 30, 2006, the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages is approximately $800,000 all of which had been incurred as of September 30, 2006. The revised estimate of cleanup costs is approximately $67,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred during the nine months ended September 30, 2006. The reduction in estimated cleanup costs of approximately $111,000 was recorded during the nine months ended September 30, 2006 and is included as a reduction of operating expenses for the nine months ended September 30, 2006.  The Partnership anticipates that insurance proceeds to be received will be sufficient to cover the estimated capital damages and no loss will result from this event. During the nine months ended September 30, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event and anticipates receiving additional proceeds in the near future. The Partnership recognized a casualty gain of approximately $250,000 during the nine months ended September 30, 2006 as the damaged assets were fully depreciated.

Note D – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the

Note D – Contingencies (continued)

FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and

Note D – Contingencies (continued)

the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 97% and 98% for the nine months ended September 30, 2006 and 2005, respectively.

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2006 was approximately $74,000 and $556,000, respectively, compared to net income for the three and nine months ended September 30, 2005 of approximately $53,000 and $222,000, respectively. The increase in net income for both the three and nine months ended September 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses.

The increase in total revenues for both the three and nine months ended September 30, 2006 is due to an increase in both rental and other income. Rental income increased due to an increase in the average rental rate at Presidential House Apartments partially offset by a slight decrease in occupancy and an increase in bad debt expense.  Other income increased due to an increase in late charges and lease cancellation fees at Presidential House Apartments. For the nine months ended September 30, 2006 the increase in total revenues was also a result of the recognition of a casualty gain, as discussed below.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the year ended December 31, 2005. During the nine months ended September 30, 2006, the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages is approximately $800,000 all of which had been incurred as of September 30, 2006. The revised estimate of cleanup costs is approximately $67,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred during the nine months ended September 30, 2006. The reduction in estimated cleanup costs of approximately $111,000 was recorded during the nine months ended September 30, 2006 and is included as a reduction of operating expenses for the nine months ended September 30, 2006.  The Partnership anticipates that insurance proceeds to be received will be sufficient to cover the estimated capital damages and no loss will result from this event. During the nine months ended September 30, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event and anticipates receiving additional proceeds in the near future. The Partnership recognized a casualty gain of approximately $250,000 during the nine months ended September 30, 2006 as the damaged assets were fully depreciated.

The increase in total expenses for the three months ended September 30, 2006 is due to increases in operating, depreciation, interest and property tax expenses.  The increase in total expenses for the nine months ended September 30, 2006 is due to increases in depreciation, interest and property tax expenses partially offset by a decrease in operating expenses. General and administrative expenses remained relatively constant for the comparable periods.

Operating expense increased for the three months ended September 30, 2006 due to increases in advertising, administrative, insurance and maintenance expenses, partially offset by a reduction in estimated clean up costs from Hurricane Wilma.  Advertising expense increased due to an increase in periodical and referral costs.  Administrative expense increased due to an increase in resident eviction costs. Insurance expense increased due to an increase in the hazard insurance premium. Maintenance expense increased due to an increase in contract labor and interior building improvements.

Operating expense decreased for the nine months ended September 30, 2006 due to a reduction in estimated clean up costs from Hurricane Wilma partially offset by an increase in administrative, insurance, and maintenance expenses. Administrative expense increased due to an increase in resident eviction costs and business licenses.  Insurance expense increased due to an increase in hazard insurance premiums at the investment property.  Maintenance expense increased due to a increase in maintenance supplies and trash removal.

Depreciation expense increased for both periods due to assets placed into service over the past twelve months that are now being depreciated.  Interest expense increased for both periods due to advances received from an affiliate of the General Partner during the nine months ended September 30, 2006 and the second half of 2005.  This increase in interest expense was partially offset by a decrease in interest expense associated with the mortgages encumbering the investment property as a result of scheduled principal payments which have reduced the carrying balance of the mortgages.  Property tax expense increased for both periods due to an increase in the assessed value of the investment property.

Included in general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $320,000 compared to approximately $74,000 at September 30, 2005.  For the nine months ended September 30, 2006, cash and cash equivalents increased approximately $282,000 from December 31, 2005 due to approximately $332,000 of cash provided by operating activities and approximately $309,000 of cash provided by financing activities partially offset by approximately $359,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances from an affiliate of the General Partner partially offset by principal payments on the mortgages encumbering the Partnership’s property and payments on advances from an affiliate of the General Partner.  Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest bearing accounts.

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

Presidential House Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $572,000 of capital improvements at Presidential House Apartments, consisting primarily of balcony replacements, plumbing fixture upgrades, floor covering and appliance replacements, major landscaping and improvements required as a result of hurricane damages. These improvements were funded from advances from an affiliate of the General Partner, operating cash flow and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At September 30, 2006, the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $4,743,000 requires monthly principal and interest payments until July 1, 2020 at which time the notes are scheduled to be fully amortized.

In accordance with the Partnership Agreement, an affiliate of the General Partner has made advances of approximately $498,000 to the Partnership to cover hurricane repair and capital damage costs at the property and property operating expenses during the nine months ended September 30, 2006. There were no advances received during the nine months ended September 30, 2005.  Interest on advances is charged at the prime rate plus 2%, or 10.25% at September 30, 2006.  Interest expense was approximately $64,000 and $12,000 during the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, the Partnership repaid advances and accrued interest of approximately $86,000 and $220,000, respectively. At September 30, 2006, the balance owed to an affiliate of the General Partner was approximately $929,000, including accrued interest of approximately $24,000.

There were no distributions during the nine months ended September 30, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,633 limited partnership units (the "Units") in the Partnership representing 49.99% of the outstanding Units at September 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.99% of the outstanding Units at September 30, 2006, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

By: DBL Properties Corporation
General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

EXHIBIT INDEX – CONTINUED

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

Date: November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of DBL Properties Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.