Form 10KSB
period 2006-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2007-03-23
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Limited Partnership Units

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year $2,341,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Commencing in February 1984 pursuant to the Prospectus, the Partnership offered 20,000 Limited Partnership Units (the "Units").  A total of 37,273 Units were sold to the public at $500 per Unit aggregating to approximately $18,637,000.  In addition, the General Partner contributed $1,000 for its 1% interest in the Partnership.  The offering closed on October 10, 1984.  No Limited Partner has made any additional capital contribution after that date.  The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real estate property investment according to the number of Units held.

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property.  The number and quality of competitive properties, including those that may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Presidential House
Apartments	$9,766	$6,669	5-31.5 yrs	SL	$ 2,801

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership’s property.

	Principal
	Balance At				Principal
	December 31,	Interest	Period	Maturity	Balance Due
Property	2006	Rate(1)	Amortized	Date	At Maturity (2)
	(in thousands)				(in thousands)

Presidential
House Apartments
1st mortgage	$3,483	7.96%	20 yrs	07/01/20	$ --

2nd mortgage	1,210	5.55%	17 yrs	07/01/20	--
Total	$4,693				$ --

(1)

Fixed rate mortgage.

(2)

See "Item 7. Financial Statements - Note C – Mortgage Notes Payable" for specific details about the loans and information with respect to the Partnership’s ability to prepay these loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for the property were:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Presidential House Apartments	$10,526	$9,442	96%	98%

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

Real Estate Taxes and Rates

Real estate tax and rate in 2006 for the property were:

	2006	2006
	Billing	Rate
	(in thousands)

Presidential House Apartments	$229	1.99%

Capital Improvements

Presidential House

During the year ended December 31, 2006, the Partnership completed approximately $581,000 of capital improvements at Presidential House consisting primarily of casualty repairs, kitchen, bath, and plumbing fixture upgrades and floor covering, appliance and balcony replacements. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.

Legal Proceedings

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 37,273 Limited Partnership Units (the “Units”) during its offering period through October 1984. The Partnership currently has 901 holders of record owning an aggregate of 37,273 Units. Affiliates of the General Partner owned 18,633 Units or 50.00% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in the year 2007 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated expenditures at the property.

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner.  As of December 31, 2006, the unpaid preferred return arrearage totaled approximately $12,216,000 or approximately $328 per Unit.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,633 Units in the Partnership representing 50.00% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.00% of the outstanding Units at December 31, 2006, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership realized net income of approximately $540,000 and 118,000 for the years ended December 31, 2006 and 2005, respectively.  The increase in net income is primarily due to an increase in total revenues offset by a slight increase in total expenses.

The increase in total revenues is due to an increase in both rental and other income as well as the recognition of a casualty gain, as discussed below.  Rental income increased due to an increase in the average rental rate at Presidential House Apartments partially offset by a slight decrease in occupancy and an increase in bad debt expense.  Other income increased due to an increase in late charges, non-refundable fees and lease cancellation fees at Presidential House Apartments.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the year ended December 31, 2005. During the year ended December 31, 2006 the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages is approximately $791,000, all of which had been incurred as of December 31, 2006. The revised estimate of cleanup costs is approximately $99,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred for the year ended December 31, 2006. The reduction in estimated cleanup costs of approximately $79,000 was recorded in the year ended December 31, 2006 and is included as a reduction of operating expenses. The Partnership anticipates that insurance proceeds to be received will be sufficient to cover the estimated capital damages and no loss will result from this event. For the year ended December 31, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. Subsequent to December 31, 2006, the Partnership received additional insurance proceeds of approximately $146,000 and anticipates receiving additional insurance proceeds in 2007. The Partnership recognized a casualty gain of approximately $250,000 for the year ended December 31, 2006 as the damaged assets were fully depreciated.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina.  The damages were approximately $57,000 which included cleanup costs of approximately $7,000.  The Partnership did not receive any insurance proceeds to cover the damages.  The damaged assets were fully depreciated so no casualty gain or loss was recorded during the years ended December 31, 2006 and 2005.  The original estimated cleanup costs of approximately $40,000 were included in operating expenses for the year ended December 31, 2005.  During the year ended December 31, 2006, the Partnership revised its estimate of repair and cleanup costs.  The revised estimate of cleanup costs is approximately $7,000 of which approximately $40,000 had been recognized as of December 31, 2005.  The reduction in estimated cleanup costs of approximately $33,000 was recorded in the year ended December 31, 2006 and is included as a reduction of operating expenses.

The increase in total expenses is due to increases in depreciation, interest and property tax expenses partially offset by a decrease in operating expenses. General and administrative expenses remained relatively constant for the comparable periods.

Operating expense decreased due to a reduction in estimated clean up costs from Hurricanes Katrina and Wilma partially offset by increases in advertising, administrative, insurance and maintenance expenses. Advertising expense increased due to an increase in national web advertising and referral costs.  Administrative expense increased due to increases in resident eviction costs and business licenses & permits. Insurance expense increased due to an increase in the hazard insurance premium. Maintenance expense increased due to increases in non-capitalized redevelopment costs and plumbing fixtures/repairs.

Depreciation expense increased due to assets placed into service over the past twelve months that are now being depreciated.  Interest expense increased for the year ended December 31, 2006 due to advances received from an affiliate of the General Partner during the year ended December 31, 2006 and during the second half of 2005 and an increase in the interest rate charged on such advances.  This increase in interest expense was partially offset by a decrease in interest expense associated with the mortgages encumbering the investment property as a result of scheduled principal payment, which have reduced the carrying balance of the mortgages.  Property tax expense increased due to an increase in the assessed value of the investment property.

Included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $178,000 compared to approximately $38,000 at December 31, 2005.  For the year ended December 31, 2006, cash and cash equivalents increased approximately $140,000.  The increase in cash and cash equivalents is due to approximately $250,000 and $259,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $369,000 of cash used in investing activities.  Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received.  Cash provided by financing activities consisted of advances from an affiliate of the General Partner partially offset by payments on the mortgages encumbering the Partnership’s investment property and payment on advances from an affiliate of the General Partner.  The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or from advances from affiliates of the General Partner. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $498,000 during the year ended December 31, 2006 to cover operating expenses and hurricane storm damage.  During the fourth quarter of 2005 an affiliate of the General Partner advanced the Partnership approximately $451,000 to cover operating expenses and hurricane storm damage. At December 31, 2006 the balance of the advances including accrued interest of approximately $49,000 was approximately $953,000 which is included in due to affiliates on the accompanying balance sheet included in “Item 7. Financial Statements”. Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense of approximately $88,000 and $15,000 was recognized during the years ended December 31, 2006 and 2005, respectively.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  At December 31, 2006, the first and second mortgage indebtedness encumbering the Partnership’s investment property of approximately $4,693,000 requires monthly principal and interest payments until July 1, 2020 when the mortgage notes are scheduled to be fully amortized.

There were no distributions during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in the year 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,633 Units in the Partnership representing 50.00% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.00% of the outstanding Units at December 31, 2006, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Drexel Burnham Lambert Real Estate Associates II

We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates II as of December 31, 2006, and the related statements of operations, changes in partners’ capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates II at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 22, 2007

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 178
Receivables and deposits		98
Other assets		217
Investment property (Notes C, F and G):
Land	$ 1,287
Buildings and related personal property	8,479
	9,766
Less accumulated depreciation	(6,669)	3,097
		$ 3,590

Liabilities and Partners' Capital (Deficiency)

Liabilities
Accounts payable		$ 36
Tenant security deposit liabilities		82
Other liabilities		63
Due to affiliates (Note B)		953
Mortgage notes payable (Note C)		4,693

Partners' Capital (Deficiency)
General partner	$ 52
Limited partners (37,273 units issued
and outstanding)	(2,289)	(2,237)
		$ 3,590

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 1,966	$ 1,835
Other income	125	77
Casualty gain (Note G)	250	--
Total revenues	2,341	1,912

Expenses:
Operating	843	956
General and administrative	98	97
Depreciation	189	161
Interest	440	392
Property taxes	231	188
Total expenses	1,801	1,794

Net income (Note E)	$ 540	$ 118

Net income allocated to general partner (1%)	$ 5	$ 1
Net income allocated to limited partners (99%)	535	117

	$ 540	$ 118

Net income per limited partnership unit	$ 14.35	$ 3.14

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2004	37,273	$ 46	$(2,941)	$(2,895)

Net income for the year
ended December 31, 2005	--	1	117	118

Partners' capital (deficiency) at
December 31, 2005	37,273	47	(2,824)	(2,777)

Net income for the year
ended December 31, 2006	--	5	535	540

Partners' capital (deficiency) at
December 31, 2006	37,273	$ 52	$(2,289)	$(2,237)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005

Cash flows from operating activities:
Net income	$ 540	$ 118
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	189	161
Amortization of loan costs	11	11
Casualty gain	(250)	--
Bad debt expense	86	28
Change in accounts:
Receivables and deposits	(64)	(20)
Other assets	(32)	1
Accounts payable	(100)	134
Tenant security deposit liabilities	7	(6)
Other liabilities	(182)	184
Due to affiliates	45	(67)
Net cash provided by operating activities	250	544

Cash flows from investing activities:
Property improvements and replacements	(619)	(676)
Net withdrawals from restricted escrow accounts	--	15
Insurance proceeds received	250	--
Net cash used in investing activities	(369)	(661)

Cash flows from financing activities:
Payments on mortgage notes payable	(195)	(182)
Payments on advances from affiliates	(44)	(213)
Advances from affiliates	498	451
Net cash provided by financing activities	259	56

Net increase (decrease) in cash and cash equivalents	140	(61)

Cash and cash equivalents at beginning of year	38	99
Cash and cash equivalents at end of year	$ 178	$ 38

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 384	$ 385

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 2	$ 40

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

As of December 31, 2006, the Partnership owns and operates Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property:

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalized approximately $11,000 of interest during the year ended December 31, 2006. The Partnership did not capitalize any costs related to property taxes or operation costs during the year ended December 31, 2006. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the year ended December 31, 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were recorded in the years ended December 31, 2006 or 2005.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt.  The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $5,079,000.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $167,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs:

Loan costs of approximately $208,000, less accumulated amortization of approximately $63,000, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense for each of the years ended December 31, 2006 and 2005 was approximately $11,000 and is included in interest expense on the accompanying statements of operations.  Amortization expense is expected to be approximately $11,000 for each of the years 2007 through 2011.

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

Advertising Costs:

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $39,000 and $16,000 for the years ended December 31, 2006 and 2005, respectively, were charged to operating expense.

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

Recent Accounting Pronouncement:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s residential property as compensation for providing property management services. The Partnership paid to such affiliates approximately $102,000 and $96,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $161,000 and $91,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property are construction management services provided by an affiliate of the General Partner of approximately $115,000 and $34,000 for the years ended December 31, 2006 and 2005, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $498,000 during the year ended December 31, 2006, to cover operating expenses and hurricane storm damage.  During the fourth quarter of 2005 an affiliate of the General Partner advanced the Partnership approximately $451,000 to cover operating expenses and hurricane storm damage. At December 31, 2006 the balance of the advances including accrued interest of approximately $49,000 was approximately $953,000 which is included in due to affiliates on the accompanying balance sheet. Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense of approximately $88,000 and $15,000 was recognized during the years ended December 31, 2006 and 2005, respectively.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $27,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,633 Units in the Partnership representing 50.00% of the outstanding units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.00% of the outstanding Units at December 31, 2006, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly
	Balance At	Payment			Principal
	December 31,	Including	Interest	Maturity	Balance Due
Property	2006	Interest	Rate	Date	At Maturity
	(in thousands)				(in thousands)
Presidential House
Apartments
1st mortgage	$ 3,483	$ 35	7.96%	07/01/20	$ --

2nd mortgage	1,210	11	5.55%	07/01/20	--
Total	$ 4,693	$ 46			$ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the respective rental property.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006, are as follows (in thousands):

2007	$ 211
2008	226
2009	243
2010	262
2011	281
Thereafter	3,470
$ 4,693

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

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner.  As of December 31, 2006, the unpaid preferred return arrearage totaled approximately $12,216,000 or approximately $328 per unit.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the financial statements and Federal net taxable income allocated to partners in the Partnership’s tax return for the years ended December 31, 2006 and 2005 (in thousands, except unit data):

	Years Ended December 31,
	2006	2005

Net income as reported	$ 540	$ 118
Depreciation and amortization differences	12	(4)
Other	(45)	54
Casualty	(250)	--
Federal net taxable income	$ 257	$ 168

Federal taxable income per limited
partnership unit	$22.82 (1)	$ 5.61 (1)

(1)

For 2006 and 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2006 (in thousands):

2006

Net liabilities as reported	$ (2,237)
Investment property	(17)
Accumulated depreciation	(279)
Syndication costs	2,051
Other assets & liabilities	5

Net liabilities - tax basis	$ (477)

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Presidential House
Apartments	$ 4,693	$ 1,510	$ 6,037	$ 2,219

Gross Amount At Which Carried
At December 31, 2006
(in thousands)

Buildings
And Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
(in thousands)
Presidential
House Apartments	$ 1,287	$ 8,479	$ 9,766	$ 6,669	1967-1974	10/84	5-31.5 yrs

Reconciliation of investment property and accumulated depreciation:

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$ 9,630	$ 8,931
Property improvements	581	716
Disposal of property	(445)	(17)
Balance at end of year	$ 9,766	$ 9,630

Accumulated Depreciation
Balance at beginning of year	$ 6,925	$ 6,781
Additions charged to expense	189	161
Disposal of property	(445)	(17)
Balance at end of year	$ 6,669	$ 6,925

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005, is approximately $9,749,000 and $9,428,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005, is approximately $6,948,000 and $6,772,000, respectively.

Note G – Casualty Gain

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the year ended December 31, 2005. During the year ended December 31, 2006 the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages is approximately $791,000, all of which had been incurred as of December 31, 2006. The revised estimate of cleanup costs is approximately $99,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred for the year ended December 31, 2006. The reduction in estimated cleanup costs of approximately $79,000 was recorded in the year ended December 31, 2006 and is included as a reduction of operating expenses. The Partnership anticipates that insurance proceeds to be received will be sufficient to cover the estimated capital damages and no loss will result from this event. For the year ended December 31, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. Subsequent to December 31, 2006, the Partnership received additional insurance proceeds of approximately $146,000 and anticipates receiving additional insurance proceeds in 2007. The Partnership recognized a casualty gain of approximately $250,000 for the year ended December 31, 2006 as the damaged assets were fully depreciated.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina.  The damages were approximately $57,000 which included cleanup costs of approximately $7,000.  The Partnership did not receive any insurance proceeds to cover the damages.  The damaged assets were fully depreciated so no casualty gain or loss was recorded during the years ended December 31, 2006 and 2005.  The original estimated cleanup costs of approximately $40,000 were included in operating expenses for the year ended December 31, 2005.  During the year ended December 31, 2006, the Partnership revised its estimate of repair and cleanup costs.  The revised estimate of cleanup costs is approximately $7,000 of which approximately $40,000 had been recognized as of December 31, 2005.  The reduction in estimated cleanup costs of approximately $33,000 was recorded in the year ended December 31, 2006 and is included as a reduction of operating expenses.

Note H – Property Tax Refund

During both 2005 and 2004, the Partnership appealed the assessed value of the investment property. During the fourth quarter of both 2005 and 2004, the Partnership recorded a receivable of approximately $30,000 to reflect the expected refund of property taxes related to the 2005 and 2004 tax years, respectively.  During the year ended December 31, 2005, the Partnership received approximately $30,000 as a refund of property taxes paid during 2004. During the year ended December 31, 2006 the Partnership received approximately $30,000 as a refund for property taxes paid during 2005. The appeals for both years were settled during the year ended December 31, 2006.

Note I – Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance, Compliance with Section 16(a) of the Exchange Act

Drexel Burnham Lambert Real Estate Associates II (the “Partnership” or “Registrant)) does not have any directors or officers. Management and administrative services are performed by DBL Properties Corporation (“DBL” or the “General Partner”) and its affiliates.  The General Partner has general responsibility and authority in all matters affecting the business of the Partnership.

The names of the directors and officers of DBL as of December 31, 2006, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director and Executive Vice President and
		Chief Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor officers received any remuneration from the General Partner during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2006.

	Number
Entity	of Units	Percentage

AIMCO IPLP, L.P.	10	0.03%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	18,623	49.97%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the General Partner owns any Units.

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s residential property as compensation for providing property management services. The Partnership paid to such affiliates approximately $102,000 and $96,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $161,000 and $91,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property are construction management services provided by an affiliate of the General Partner of approximately $115,000 and $34,000 for the years ended December 31, 2006 and 2005, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $498,000 during the year ended December 31, 2006, to cover operating expenses and hurricane storm damage.  During the fourth quarter of 2005 an affiliate of the General Partner advanced the Partnership approximately $451,000 to cover operating expenses and hurricane storm damage. At December 31, 2006 the balance of the advances including accrued interest of approximately $49,000 was approximately $953,000 which is included in due to affiliates on the accompanying balance sheet. Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense of approximately $88,000 and $15,000 was recognized during the years ended December 31, 2006 and 2005, respectively.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $27,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,633 Units in the Partnership representing 50.00% of the outstanding units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.00% of the outstanding Units at December 31, 2006, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $32,000 and $28,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2006 and 2005.

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

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
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

10.3

Agreement relating to purchase by the Partnership of Presidential House at Sky Lake in North Miami Beach, Florida, for which a Current Report on Form 8-K was filed with the Commission on November 5, 1984, is hereby incorporated herein by reference.

10.10

Multifamily Note dated June 29, 2000, by and between Drexel Burnham Lambert Estate Associates II, a New York limited partnership, and ARCS Commercial Mortgage Co., L.P., a California limited partnership is incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000.

10.11

a)

Multifamily Note dated May 30, 2003 between Drexel Burnham Lambert Real Estate Associates II Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Current Report on Form 8-K dated May 30, 2003).

b)

Limited Guaranty dated May 30, 2003 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Current Report on Form 8-K dated May 30, 2003).

c)

Repair Escrow Agreement dated May 30, 2003 between Drexel Burnham Lambert Real Estate Associates II Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Current Report on Form 8-K dated May 30, 2003).

d)

Replacement Reserve Agreement dated May 30, 2003 between Drexel Burnham Lambert Real Estate Associates II Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Current Report on Form 8-K dated May 30, 2003).

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

Date: March 23, 2007

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

Date:  March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of DBL Properties Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.