Form 10QSB
period 2007-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2007-05-11
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 122
Receivables and deposits		124
Other assets		257
Investment property:
Land	$ 1,287
Buildings and related personal property	8,728
	10,015
Less accumulated depreciation	(6,748)	3,267
		$ 3,770
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 135
Tenant security deposit liabilities		103
Accrued property taxes		63
Other liabilities		56
Due to affiliates (Note B)		877
Mortgage notes payable		4,642

Partners' Capital (Deficiency)
General partner	$ 53
Limited partners (37,273 units issued and
outstanding)	(2,159)	(2,106)
		$ 3,770

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 499	$ 482
Other income	45	17
Casualty gain (Note C)	146	--
Total revenues	690	499

Expenses:
Operating	279	88
General and administrative	26	23
Depreciation	79	46
Interest	112	108
Property taxes	63	67
Total expenses	559	332

Net income	$ 131	$ 167

Net income allocated to general partner (1%)	$ 1	$ 2
Net income allocated to limited partners (99%)	130	165
	$ 131	$ 167

Net income per limited partnership unit	$ 3.49	$ 4.43

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2006	37,273	$ 52	$(2,289)	$(2,237)

Net income for the three months
ended March 31, 2007	--	1	130	131

Partners' capital (deficiency) at
March 31, 2007	37,273	$ 53	$(2,159)	$(2,106)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 131	$ 167
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	79	46
Amortization of loan costs	3	3
Casualty gain	(146)	--
Bad debt expense	12	7
Change in accounts:
Receivables and deposits	(38)	(4)
Other assets	(43)	(112)
Accounts payable	1	91
Tenant security deposit liabilities	21	2
Accrued property taxes	63	66
Other liabilities	(7)	(165)
Due to affiliates	(40)	26
Net cash provided by operating activities	36	127

Cash flows from investing activities:
Property improvements and replacements	(151)	(438)
Insurance proceeds received	146	--
Net cash used in investing activities	(5)	(438)
Cash flows from financing activities:
Payments on mortgage notes payable	(51)	(47)
Advances from affiliates	--	330
Payments on advances from affiliates	(36)	--
Net cash (used in) provided by financing activities	(87)	283
Net decrease in cash and cash equivalents	(56)	(28)
Cash and cash equivalents at beginning of period	178	38
Cash and cash equivalents at end of period	$ 122	$ 10
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 150	$ 90
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 100	$ 43

At December 31, 2006 and 2005, approximately $2,000 and $40,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $26,000 for both the three months ended March 31, 2007 and 2006, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $23,000 and $109,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $9,000 and $98,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner has made advances to the Partnership to cover operating expenses and hurricane repair costs at the property.  The Partnership received advances of approximately $330,000 during the three months ended March 31, 2006. The Partnership did not receive any advances for the three months ended March 31, 2007. During the three months ended March 31, 2007 the Partnership paid approximately $100,000 of principal and accrued interest on amounts owed to affiliates. Interest on advances is charged at the prime rate plus 2%, or 10.25% at March 31, 2007.  Interest expense was approximately $24,000 and $16,000 during the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the balance owed to an affiliate of the General Partner was approximately $877,000, including accrued interest of approximately $8,000, and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $54,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $47,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Gain

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the three months ended December 31, 2005. During the three months ended March 31, 2006 the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages was approximately $791,000, all of which had been incurred as of March 31, 2006. The revised estimate of cleanup costs was approximately $99,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred during the three months ended March 31, 2006. The reduction in estimated cleanup costs of approximately $79,000 was recorded during the three months ended March 31, 2006 and was included as a reduction of 2006 operating expenses. The Partnership anticipates that insurance proceeds to be received will be sufficient to cover the estimated capital damages and no loss will result from this event. For the year ended December 31, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. The Partnership had not received any insurance proceeds during the three months ended March 31, 2006. The Partnership received additional insurance proceeds of approximately $146,000 for this casualty event during the three months ended March 31, 2007 and anticipates receiving additional insurance proceeds later in 2007. The Partnership recognized a casualty gain of approximately $250,000 and $146,000 for the year ended December 31, 2006 and the three months ended March 31, 2007, respectively, as the damaged assets were fully depreciated.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina.  The damages were approximately $57,000 which included cleanup costs of approximately $7,000.  The Partnership did not receive any insurance proceeds to cover the damages.  The damaged assets were fully depreciated so no casualty gain or loss was recorded during the year ended December 31, 2005 and the three months ended March 31, 2007 and 2006.  The original estimated cleanup costs was approximately $40,000 and were included in operating expenses for the year ended December 31, 2005.  During the three months ended March 31, 2006, the Partnership revised its estimate of repair and cleanup costs.  The revised estimate of cleanup costs is approximately $7,000 of which approximately $40,000 had been recognized as of December 31, 2005.  The reduction in estimated cleanup costs of approximately $33,000 was recorded in the three months ended March 31, 2006 and was included as a reduction of 2006 operating expenses.

Note D – Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action. The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 93% and 100% for the three months ended March 31, 2007 and 2006, respectively. The decrease in occupancy is due to implementing more stringent tenant application requirements.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2007 was approximately $131,000 compared to net income of approximately $167,000 for the three months ended March 31, 2006.  The decrease in net income is due to an increase in total expenses partially offset by an increase in total revenues.

The increase in total expenses for the three months ended March 31, 2007 is due to increases in operating and depreciation expenses. General and administrative, interest and property tax expenses remained relatively constant for the comparable period.  Operating expenses increased primarily due to increases in advertising, insurance and maintenance expenses partially offset by a reduction in estimated clean up costs from Hurricane Wilma at Presidential House Apartments (see below).  Maintenance expense increased due to increases in contract trash removal, contract yards and grounds, and painting supplies.  Advertising expense increased due to increases in national web and print advertising, and referral costs. Insurance expense increased due to an increase in hazard insurance premiums. Depreciation expense increased due to assets placed into service over the past twelve months which are now being depreciated.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the three months ended December 31, 2005. During the three months ended March 31, 2006 the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages was approximately $791,000, all of which had been incurred as of March 31, 2006. The revised estimate of cleanup costs was approximately $99,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred during the three months ended March 31, 2006. The reduction in estimated cleanup costs of approximately $79,000 was recorded during the three months ended March 31, 2006 and was included as a reduction of 2006 operating expenses. The Partnership anticipates that insurance proceeds to be received will be sufficient to cover the estimated capital damages and no loss will result from this event. For the year ended December 31, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. The Partnership had not received any insurance proceeds during the three months ended March 31, 2006. The Partnership received additional insurance proceeds of approximately $146,000 for this casualty event during the three months ended March 31, 2007 and anticipates receiving additional insurance proceeds later in 2007. The Partnership recognized a casualty gain of approximately $250,000 and $146,000 for the year ended December 31, 2006 and the three months ended March 31, 2007, respectively, as the damaged assets were fully depreciated.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina.  The damages were approximately $57,000 which included cleanup costs of approximately $7,000.  The Partnership did not receive any insurance proceeds to cover the damages.  The damaged assets were fully depreciated so no casualty gain or loss was recorded during the year ended December 31, 2005 and the three months ended March 31, 2007 and 2006.  The original estimated cleanup costs was approximately $40,000 and were included in operating expenses for the year ended December 31, 2005.  During the three months ended March 31, 2006, the Partnership revised its estimate of repair and cleanup costs.  The revised estimate of cleanup costs is approximately $7,000 of which approximately $40,000 had been recognized as of December 31, 2005.  The reduction in estimated cleanup costs of approximately $33,000 was recorded in the three months ended March 31, 2006 and was included as a reduction of 2006 operating expenses.

The increase in total revenues is due to increases in rental and other income and the recognition of a casualty gain, as discussed above.  Rental income increased due to an increase in the average rental rate at Presidential House Apartments partially offset by a decrease in occupancy. Other income increased due to increases in lease application and cancellation fees.

Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $122,000, compared to approximately $10,000 at March 31, 2006.  The decrease in cash and cash equivalents of approximately $56,000 from December 31, 2006 is due to approximately $87,000 and $5,000 of cash used in financing and investing activities, respectively, partially offset by approximately $36,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements offset by the receipt of insurance proceeds. Cash used in financing activities consisted of payments on advances from an affiliate of the General Partner and payments on the mortgages encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Presidential House

During the three months ended March 31, 2007, the Partnership completed approximately $249,000 of capital improvements at Presidential House Apartments, consisting primarily of electrical breakers, water heaters, cabinets and floor covering replacements.  These improvements were funded from operating cash flow and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At March 31, 2007, the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $4,642,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

In accordance with the Partnership Agreement, an affiliate of the General Partner has made advances to the Partnership to cover operating expenses and hurricane repair costs at the property.  The Partnership received advances of approximately $330,000 during the three months ended March 31, 2006. The Partnership did not receive any advances for the three months ended March 31, 2007. During the three months ended March 31, 2007 the Partnership paid approximately $100,000 of principal and accrued interest on amounts owed to affiliates. Interest on advances is charged at the prime rate plus 2%, or 10.25% at March 31, 2007.  Interest expense was approximately $24,000 and $16,000 during the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the balance owed to an affiliate of the General Partner was approximately $877,000, including accrued interest of approximately $8,000, and is included in due to affiliates on the accompanying balance sheet.

There were no distributions during the three months ended March 31, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,633 limited partnership units (the "Units") in the Partnership representing 49.99% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.99% of the outstanding Units at March 31, 2007, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

By: DBL Properties Corporation
General Partner

Date: May 11, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 11, 2007	By: /s/Stephen B. Waters
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

Date: May 11, 2007

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

Date:  May 11, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of DBL Properties Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 11, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 11, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.