Form 10QSB/A
period 2007-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2007-08-20
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB/A No. 1

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

Explanatory Note

Drexel Burhnam Lambert Real Estate Associates II (the “Partnership” or “Registrant”) is filing this Amendment on Form 10-QSB (the “Amendment”) for the sole purpose of amending the Partnership’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2007 (the “Original Filing”).  This Amendment adjusts the depreciation expense recorded for the Partnership’s investment property during the three months ended March 31, 2007.  Because of the error noted above, the Partnership’s financial statements showed an understatement of net income for the three months ended March 31, 2007, an understatement of assets, an overstatement of limited partners’ deficiency and an understatement of general partner’s capital as of March 31, 2007.  This error has been corrected in the restated financial statements.

Please note that this amendment restates only those items of the Original Filing that were affected by the above-described corrections.  Furthermore, the information contained in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing.  Therefore, you should read this Amendment together with the other documents that the Partnership has filed with the United States Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Filing.  Information in such reports and documents updates and supercedes certain information contained in this Amendment.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

BALANCE SHEET

(Unaudited)

(as restated – see Note A)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 122
Receivables and deposits		124
Other assets		257
Investment property:
Land	$ 1,287
Buildings and related personal property	8,728
	10,015
Less accumulated depreciation	(6,717)	3,298
		$ 3,801
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 135
Tenant security deposit liabilities		103
Accrued property taxes		63
Other liabilities		56
Due to affiliates (Note C )		877
Mortgage notes payable		4,642

Partners' Capital (Deficiency)
General partner	$ 54
Limited partners (37,273 units issued and
outstanding)	(2,129)	(2,075)
		$ 3,801

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
	(Restatated -
	see Note A)
Revenues:
Rental income	$ 499	$ 482
Other income	45	17
Total revenues	544	499

Expenses:
Operating	279	88
General and administrative	26	23
Depreciation	48	46
Interest	112	108
Property taxes	63	67
Total expenses	528	332

Casualty gain (Note D)	146	--

Net income	$ 162	$ 167

Net income allocated to general partner (1%)	$ 2	$ 2
Net income allocated to limited partners (99%)	160	165
	$ 162	$ 167

Net income per limited partnership unit	$ 4.29	$ 4.43

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2006	37,273	$ 52	$(2,289)	$(2,237)

Net income for the three months
ended March 31, 2007 , as restated	--	2	160	162

Partners' capital (deficiency) at
March 31, 2007 , as restated
(see Note A)	37,273	$ 54	$ (2,129)	$ (2,075)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Restated -
	See Note A)
Cash flows from operating activities:
Net income	$ 162	$ 167
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	48	46
Amortization of loan costs	3	3
Casualty gain	(146)	--
Bad debt expense	12	7
Change in accounts:
Receivables and deposits	(38)	(4)
Other assets	(43)	(112)
Accounts payable	1	91
Tenant security deposit liabilities	21	2
Accrued property taxes	63	66
Other liabilities	(7)	(165)
Due to affiliates	(40)	26
Net cash provided by operating activities	36	127

Cash flows from investing activities:
Property improvements and replacements	(151)	(438)
Insurance proceeds received	146	--
Net cash used in investing activities	(5)	(438)
Cash flows from financing activities:
Payments on mortgage notes payable	(51)	(47)
Advances from affiliates	--	330
Payments on advances from affiliates	(36)	--
Net cash (used in) provided by financing activities	(87)	283
Net decrease in cash and cash equivalents	(56)	(28)
Cash and cash equivalents at beginning of period	178	38
Cash and cash equivalents at end of period	$ 122	$ 10
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 150	$ 90
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 100	$ 43

At December 31, 2006 and 2005, approximately $2,000 and $40,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Correction of an Error

During the three months ended March 31, 2007, the Partnership used an incorrect in-service date for certain property improvements and replacements, which resulted in the corresponding depreciation expense associated with the assets being calculated incorrectly.  The following tables set forth the adjustments to the balance sheet as of March 31, 2007 and the statement of operations for the three months ended March 31, 2007.  The only financial statement line items included below are those that have been restated from the originally reported amounts.

	As of March 31, 2007
	(in thousands)

	As Previously	As Restated
	Reported

Accumulated depreciation	$ (6,748)	$ (6,717)
Net investment property	3,267	3,298
General partner capital	53	54
Limited partners deficiency	(2,159)	(2,129)

	Three Months Ended March 31, 2007
	(in thousands, except per unit data)

	As Previously	As Restated
	Reported

Depreciation	$ 79	$ 48
Total expenses	559	528
Net income	131	162
Net income allocated to general partner	1	2
Net income allocated to limited partners	130	160
Net income per limited partnership unit	3.49	4.29

Note B - Basis of Presentation

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

Note C - Transactions with Affiliated Parties

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

Note D – Casualty Gain

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

Note E – Contingencies

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2007 was approximately $162,000 compared to net income of approximately $167,000 for the three months ended March 31, 2006.  The decrease in net income is due to an increase in total expenses partially offset by an increase in total revenues and the recognition of a casualty gain ..

The increase in total expenses for the three months ended March 31, 2007 is due to an increase in operating expense .. General and administrative, depreciation, interest and property tax expenses remained relatively constant for the comparable period.  Operating expenses increased primarily due to increases in advertising, insurance and maintenance expenses partially offset by a reduction in estimated clean up costs from Hurricane Wilma at Presidential House Apartments (see below).  Maintenance expense increased due to increases in contract trash removal, contract yards and grounds, and painting supplies.  Advertising expense increased due to increases in national web and print advertising, and referral costs.  Insurance expense increased due to an increase in hazard insurance premiums.

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

The increase in total revenues is due to increases in rental and other income.  Rental income increased due to an increase in the average rental rate at Presidential House Apartments partially offset by a decrease in occupancy. Other income increased due to increases in lease application and cancellation fees.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls were not effective due to the Partnership’s failure to properly calculate depreciation expense on certain property capital improvements and replacements. Actions taken include improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership’s accounting review procedures.  The Partnership’s management believes that, as of the date of this filing, the Partnership’s ineffective disclosure controls have been fully remediated.

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

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

By: DBL Properties Corporation
General Partner

Date: August 20 , 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 20 , 2007	By: /s/Stephen B. Waters
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

Exhibit 31.1

CERTIFICATION

I, Martha L. Long, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB /A No. 1 of Drexel Burnham Lambert Real Estate Associates II;

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

Date: August 20 , 2007

/s/Martha L. Long

Martha L. Long

Senior Vice President of DBL Properties Corporation, equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB /A No. 1 of Drexel Burnham Lambert Real Estate Associates II;

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

Date:   August 20 , 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of DBL Properties Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB /A No. 1 of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 20 , 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 20 , 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.