Form 10QSB
period 2007-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2007-08-20
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 249
Receivables and deposits		217
Other assets		233
Investment property:
Land	$ 1,287
Buildings and related personal property	8,797
	10,084
Less accumulated depreciation	(6,764)	3,320

		$ 4,019
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 59
Tenant security deposit liabilities		103
Accrued property taxes		125
Other liabilities		75
Due to affiliates (Note B)		899
Mortgage notes payable		4,590

Partners' Capital (Deficiency)
General partner	$ 56
Limited partners (37,273 units issued and
outstanding)	(1,888)	(1,832)

		$ 4,019

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 509	$ 508	$ 1,008	$ 990
Other income	47	30	92	47
Total revenues	556	538	1,100	1,037

Expenses:
Operating	242	226	521	314
General and administrative	35	24	61	47
Depreciation	47	47	95	93
Interest	110	110	222	218
Property taxes	31	66	94	133
Total expenses	465	473	993	805

Casualty gain (Note C)	152	250	298	250
Net income	$ 243	$ 315	$ 405	$ 482

Net income allocated to general
partner (1%)	$ 2	$ 3	$ 4	$ 5
Net income allocated to limited
partners (99%)	241	312	401	477
	$ 243	$ 315	$ 405	$ 482

Net income per limited partnership unit	$ 6.47	$ 8.37	$ 10.76	$ 12.80

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2006	37,273	$ 52	$(2,289)	$(2,237)

Net income for the six months
ended June 30, 2007	--	4	401	405

Partners' capital (deficiency) at
June 30, 2007	37,273	$ 56	$(1,888)	$(1,832)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 405	$ 482
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	95	93
Amortization of loan costs	5	5
Casualty gain	(298)	(250)
Bad debt expense	36	11
Change in accounts:
Receivables and deposits	(155)	25
Other assets	(21)	(79)
Accounts payable	--	(114)
Tenant security deposit liabilities	21	3
Accrued property taxes	125	133
Other liabilities	12	(161)
Due to affiliates	(18)	38
Net cash provided by operating activities	207	175

Cash flows from investing activities:
Property improvements and replacements	(295)	(564)
Insurance proceeds received	298	250
Net cash provided by (used in) investing activities	3	(314)

Cash flows from financing activities:
Payments on mortgage notes payable	(103)	(96)
Advances from affiliates	--	498
Payments on advances from affiliates	(36)	--
Net cash (used in) provided by financing activities	(139)	402

Net increase in cash and cash equivalents	71	263
Cash and cash equivalents at beginning of period	178	38
Cash and cash equivalents at end of period	$ 249	$ 301

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 235	$ 179

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 25	$ 8

At December 31, 2006 and 2005, approximately $2,000 and $40,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2006 presentation to conform to the 2007 presentation.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $53,000 and $51,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $59,000 and $125,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $31,000 and $104,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner has made advances to the Partnership to cover operating expenses and hurricane repair costs at the property.  The Partnership received advances of approximately $498,000 during the six months ended June 30, 2006. The Partnership did not receive any advances for the six months ended June 30, 2007. During the six months ended June 30, 2007 the Partnership paid approximately $100,000 of principal and accrued interest on amounts owed to affiliates. Interest on advances is charged at the prime rate plus 2%, or 10.25% at June 30, 2007.  Interest expense was approximately $47,000 and $39,000 during the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, the balance owed to an affiliate of the General Partner was approximately $899,000, including accrued interest of approximately $31,000, and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $63,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $47,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Gain

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the three months ended December 31, 2005. During the six months ended June 30, 2006 the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages was approximately $791,000, all of which had been incurred as of June 30, 2006. The revised estimate of cleanup costs was approximately $99,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred during the six months ended June 30, 2006. The reduction in estimated cleanup costs of approximately $79,000 was recorded during the six months ended June 30, 2006 and was included as a reduction of 2006 operating expenses. For the six months ended June 30, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. The Partnership received additional insurance proceeds of approximately $298,000 for this casualty event during the six months ended June 30, 2007. The Partnership recognized a casualty gain of approximately $250,000 and $298,000 during the six months ended June 30, 2007 and 2006, respectively, as the damaged assets were fully depreciated. Subsequent to June 30, 2007, the Partnership received final insurance proceeds of approximately $65,000 and does not anticipate receiving additional proceeds related to this loss. The Partnership will recognize an additional casualty gain of approximately $65,000 during the third quarter of 2007 as the damaged assets were fully depreciated.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina.  The damages were approximately $57,000 which included cleanup costs of approximately $7,000.  The Partnership did not receive any insurance proceeds to cover the damages.  The damaged assets were fully depreciated so no casualty gain or loss was recorded during the year ended December 31, 2005 and the six months ended June 30, 2007 and 2006.  The original estimated cleanup costs were approximately $40,000 and were included in operating expenses for the year ended December 31, 2005.  During the six months ended June 30, 2006, the Partnership revised its estimate of repair and cleanup costs.  The revised estimate of cleanup costs was approximately $7,000 of which approximately $40,000 had been recognized as of December 31, 2005.  The reduction in estimated cleanup costs of approximately $33,000 was recorded in the six months ended June 30, 2006 and was included as a reduction of 2006 operating expenses.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 95% and 98% for the six months ended June 30, 2007 and 2006, respectively. The decrease in occupancy is due to implementing more stringent tenant application requirements.

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2007 was approximately $243,000 and $405,000, respectively, compared to net income of approximately $315,000 and $482,000 for the three and six months ended June 30, 2006, respectively. The decrease in net income for the three months ended June 30, 2007 is due to a decrease in the amount of casualty gain recognized partially offset by an increase in total revenues. Total expenses remained relatively constant for the comparable period.  The decrease in net income for the six months ended June 30, 2007 is due to an increase in total expenses partially offset by an increase in total revenues and an increase in the amount of casualty gain recognized.

The increase in total expenses for the six months ended June 30, 2007 is due to increases in operating and general and administrative expenses, partially offset by a decrease in property tax expense. Interest and depreciation expense remained relatively constant for the comparable six month periods.   Total expenses were relatively constant for the three months ended June 30, 2007 as increases in operating and general administrative expenses were offset by a decrease in property tax expense. Depreciation and interest expense remained constant for the comparable three month periods.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the three months ended December 31, 2005. During the six months ended June 30, 2006 the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages was approximately $791,000, all of which had been incurred as of June 30, 2006. The revised estimate of cleanup costs was approximately $99,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred during the six months ended June 30, 2006. The reduction in estimated cleanup costs of approximately $79,000 was recorded during the six months ended June 30, 2006 and was included as a reduction of 2006 operating expenses. For the six months ended June 30, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. The Partnership received additional insurance proceeds of approximately $298,000 for this casualty event during the six months ended June 30, 2007. The Partnership recognized a casualty gain of approximately $250,000 and $298,000 during the six months ended June 30, 2007 and 2006, respectively, as the damaged assets were fully depreciated. Subsequent to June 30, 2007, the Partnership received final insurance proceeds of approximately $65,000 and does not anticipate receiving additional proceeds related to this loss. The Partnership will recognize an additional casualty gain of approximately $65,000 during the third quarter of 2007 as the damaged assets were fully depreciated.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina.  The damages were approximately $57,000 which included cleanup costs of approximately $7,000.  The Partnership did not receive any insurance proceeds to cover the damages.  The damaged assets were fully depreciated so no casualty gain or loss was recorded during the year ended December 31, 2005 and the six months ended June 30, 2007 and 2006.  The original estimated cleanup costs were approximately $40,000 and were included in operating expenses for the year ended December 31, 2005.  During the six months ended June 30, 2006, the Partnership revised its estimate of repair and cleanup costs.  The revised estimate of cleanup costs was approximately $7,000 of which approximately $40,000 had been recognized as of December 31, 2005.  The reduction in estimated cleanup costs of approximately $33,000 was recorded in the six months ended June 30, 2006 and was included as a reduction of 2006 operating expenses.

The increase in total revenues for the three months ended June 30, 2007 is due to an increase in other income.  The increase in total revenues for the six months ended June 30, 2007 is due to increases in both rental and other income. The increase in other income for both periods is due to increases in lease application, cancellation, cleaning and damage fees.  Rental income increased for the six months ended June 30, 2007 as a result of an increase in the average rental rate which more than offset a decrease in occupancy at the property.

The increase in general and administrative expense for both the three and six months ended June 30, 2007 is due to increases in the costs included in management reimbursements, audit costs and legal costs associated with normal partnership operations. Included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $249,000 compared to approximately $301,000 at June 30, 2006.  For the six months ended June 30, 2007, cash and cash equivalents increased approximately $71,000 from December 31, 2006 due to approximately $207,000 of cash provided by operating activities and approximately $3,000 of cash provided by investing activities, partially offset by approximately $139,000 of cash used in financing activities. Cash provided by investing activities consisted of the receipt of insurance proceeds offset by property improvements and replacements. Cash used in financing activities consisted of payments on the mortgages encumbering the Partnership’s investment property and payments on advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Presidential House

During the six months ended June 30, 2007, the Partnership completed approximately $318,000 of capital improvements at Presidential House Apartments, consisting primarily of electrical breakers, water heaters, cabinets, appliances and floor covering replacements, and ground lighting.  These improvements were funded from operating cash flow and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At June 30, 2007, the first and second mortgage indebtedness encumbering the Partnership's investment property of approximately $4,590,000 requires monthly principal and interest payments until July 1, 2020 when the notes are scheduled to be fully amortized.

In accordance with the Partnership Agreement, an affiliate of the General Partner has made advances to the Partnership to cover operating expenses and hurricane repair costs at the property.  The Partnership received advances of approximately $498,000 during the six months ended June 30, 2006. The Partnership did not receive any advances for the six months ended June 30, 2007. During the six months ended June 30, 2007 the Partnership paid approximately $100,000 of principal and accrued interest on amounts owed to affiliates. Interest on advances is charged at the prime rate plus 2%, or 10.25% at June 30, 2007.  Interest expense was approximately $47,000 and $39,000 during the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, the balance owed to an affiliate of the General Partner was approximately $899,000, including accrued interest of approximately $31,000, and is included in due to affiliates on the accompanying balance sheet.

There were no distributions during the six months ended June 30, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,633 limited partnership units (the "Units") in the Partnership representing 49.99% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.99% of the outstanding Units at June 30, 2007, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

By: DBL Properties Corporation
General Partner

Date: August 20, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 20, 2007	By: /s/Stephen B. Waters
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

Date: August 20, 2007

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

Date:  August 20, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of DBL Properties Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Drexel Burnham Lambert Real Estate Associates II (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 20, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 20, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.