Form 10QSB
period 2007-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2007-11-14
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 178
Receivables and deposits		154
Other assets		321
Investment property:
Land	$ 1,287
Buildings and related personal property	8,899
	10,186
Less accumulated depreciation	(6,816)	3,370
		$ 4,023
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable		$ 28
Tenant security deposit liabilities		115
Accrued property taxes		184
Other liabilities		88
Mortgage notes payable		10,187

Partners' Capital (Deficiency)
General partner	$ 57
Limited partners (37,273 units issued and
outstanding)	(6,636)	(6,579)
		$ 4,023

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 505	$ 508	$ 1,513	$ 1,498
Other income	41	38	133	85
Total revenues	546	546	1,646	1,583

Expenses:
Operating	236	226	757	540
General and administrative	26	25	87	72
Depreciation	52	47	147	140
Interest	150	108	372	326
Property taxes	59	66	153	199
Total expenses	523	472	1,516	1,277

Casualty gain (Note C)	65	--	363	250
Net income	$ 88	$ 74	$ 493	$ 556

Net income allocated to general
partner (1%)	$ 1	$ 1	$ 5	$ 6
Net income allocated to limited
partners (99%)	87	73	488	550
	$ 88	$ 74	$ 493	$ 556

Net income per limited partnership unit	$ 2.33	$ 1.96	$ 13.09	$ 14.76

Distributions per limited partnership unit	$129.72	$ --	$129.72	$ --

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2006	37,273	$ 52	$(2,289)	$(2,237)

Net income for the nine months
ended September 30, 2007	--	5	488	493

Distributions to partners	--	--	(4,835)	(4,835)

Partners' capital (deficiency) at
September 30, 2007	37,273	$ 57	$(6,636)	$(6,579)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 493	$ 556
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	147	140
Casualty gain	(363)	(250)
Amortization of loan costs	10	8
Bad debt expense	54	39
Change in accounts:
Receivables and deposits	(110)	(33)
Other assets	(15)	(59)
Accounts payable	(11)	(124)
Tenant security deposit liabilities	33	15
Accrued property taxes	184	199
Other liabilities	25	(180)
Due to affiliates	(49)	21
Net cash provided by operating activities	398	332

Cash flows from investing activities:
Property improvements and replacements	(417)	(609)
Insurance proceeds received	363	250
Net cash used in investing activities	(54)	(359)

Cash flows from financing activities:
Advances from affiliates	--	498
Payments on advances from affiliates	(904)	(44)
Distributions to partners	(4,835)	--
Loan costs paid	(99)	--
Proceeds from mortgage note payable	5,650	--
Payments on mortgage notes payable	(156)	(145)
Net cash (used in) provided by financing activities	(344)	309

Net increase in cash and cash equivalents	--	282

Cash and cash equivalents at beginning of period	178	38
Cash and cash equivalents at end of period	$ 178	$ 320

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 367	$ 308

Supplemental disclosure of non-cash information:
Property improvements and replacements in accounts
payable	$ 5	$ 3

At December 31, 2006 and 2005, approximately $2,000 and $40,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $77,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $82,000 and $139,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $42,000 and $105,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner has made advances to the Partnership to cover operating expenses and hurricane repair costs at the property.  The Partnership received advances of approximately $498,000 during the nine months ended September 30, 2006. The Partnership did not receive any advances for the nine months ended September 30, 2007. During the nine months ended September 30, 2007 the Partnership paid approximately $1,016,000 of principal and accrued interest on amounts owed to affiliates. Interest on advances is charged at the prime rate plus 2%. Interest expense was approximately $63,000 and $64,000 during the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 there were no outstanding advances or accrued interest.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2007 and 2006, respectively, the Partnership was charged by AIMCO and its affiliates approximately $65,000 and $47,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Casualty Gain

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the year ended December 31, 2005. During the nine months ended September 30, 2006 the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages was approximately $791,000, all of which had been incurred as of September 30, 2006. The revised estimate of cleanup costs was approximately $99,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred during the nine months ended September 30, 2006. The reduction in estimated cleanup costs of approximately $79,000 was recorded during the nine months ended September 30, 2006 and was included as a reduction of 2006 operating expenses. For the nine months ended September 30, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. The Partnership received additional insurance proceeds of approximately $363,000 for this casualty event during the nine months ended September 30, 2007. The Partnership recognized a casualty gain of approximately $363,000 and $250,000 during the nine months ended September 30, 2007 and 2006, respectively, as the damaged assets were fully depreciated. The Partnership does not anticipate that it will receive any further insurance proceeds related to this loss.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina. The damages were approximately $57,000 which included cleanup costs of approximately $7,000. The Partnership did not receive any insurance proceeds to cover the damages.  The damaged assets were fully depreciated so no casualty gain or loss was recorded during the year ended December 31, 2005 and the nine months ended September 30, 2007 and 2006.  The original estimated cleanup costs were approximately $40,000 and were included in operating expenses for the year ended December 31, 2005. During the nine months ended September 30, 2006, the Partnership revised its estimate of repair and cleanup costs. The revised estimate of cleanup costs was approximately $7,000 of which approximately $40,000 had been recognized as of December 31, 2005.  The reduction in estimated cleanup costs of approximately $33,000 was recorded in the nine months ended September 30, 2006 and was included as a reduction of 2006 operating expenses.

Note D – Mortgage Financing

On August 31, 2007 the Partnership obtained an additional mortgage loan in the principal amount of $5,650,000 on its sole investment property Presidential House Apartments, located in Miami Beach, Florida. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $34,000 beginning October 1, 2007, through the July 1, 2018 maturity date.  The additional mortgage has a balloon payment of approximately $4,625,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2019, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the addition of the new loan, the Partnership incurred loan costs of approximately $99,000 which were capitalized and included in other assets.

In connection with the additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Presidential House Apartments.  The modification includes consolidating the existing loans, an interest rate of 7.342% per annum, monthly payments of principal and interest of approximately $31,000, commencing October 1, 2007, through the maturity of July 1, 2020, at which time a balloon payment of approximately $3,661,000 is due.  The previous terms for the first mortgage were an interest rate of 7.96% per annum through the maturity date of July 1, 2020 and monthly payments of approximately $35,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The previous terms for the second mortgage were an interest rate of 5.55% per annum through the maturity date of July 1, 2020 and monthly payments of approximately $11,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the modified loan.

Note E – Contingencies

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 95% and 97% for the nine months ended September 30, 2007 and 2006, respectively.

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2007 was approximately $88,000 and $493,000, respectively, compared to net income of approximately $74,000 and $556,000 for the three and nine months ended September 30, 2006, respectively. The increase in net income for the three months ended September 30, 2007 is due to an increase in the amount of casualty gain recognized partially offset by an increase in total expenses. The decrease in net income for the nine months ended September 30, 2007 is due to an increase in total expenses partially offset by an increase in total revenues and an increase in the amount of casualty gain recognized.

The increase in total expenses for the nine months ended September 30, 2007 is due to increases in operating, general and administrative and interest expenses, partially offset by a decrease in property tax expense. Depreciation expense remained relatively constant for the comparable nine month periods. Operating expense increased due to increases in advertising, property and maintenance expenses.  Advertising expense increased due to increases in various advertising mediums and referral fees incurred in an effort to attract new tenants.  Property expense increased due to increases in payroll costs and associated health benefits, partially offset by decreases in utility costs.  Maintenance expense increased due to increases in trash removal costs, yards and grounds and painting supplies, partially offset by a reduction in estimated clean up costs from Hurricane Wilma at Presidential House Apartments (see below).  The decrease in property tax expense is due to the successful appeal of prior year property tax expense that was received during the current year. The increase in interest expense for both the three and nine months ended September 30, 2007 is due to the additional mortgage loan obtained during the third quarter of 2007 on Presidential House Apartments (as discussed below), new debt, closing costs and the loss of capitalized interest related to the casualty.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $791,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the year ended December 31, 2005. During the nine months ended September 30, 2006 the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages was approximately $800,000, all of which had been incurred as of September 30, 2006. The revised estimate of cleanup costs was approximately $99,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred during the nine months ended September 30, 2006. The reduction in estimated cleanup costs of approximately $79,000 was recorded during the nine months ended September 30, 2006 and was included as a reduction of 2006 operating expenses. For the nine months ended September 30, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. The Partnership received additional insurance proceeds of approximately $363,000 for this casualty event during the nine months ended September 30, 2007. The Partnership recognized a casualty gain of approximately $363,000 and $250,000 during the nine months ended September 30, 2007 and 2006, respectively, as the damaged assets were fully depreciated. The Partnership does not anticipate that it will receive any further insurance proceeds related to this loss.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina.  The damages were approximately $57,000 which included cleanup costs of approximately $7,000.  The Partnership did not receive any insurance proceeds to cover the damages.  The damaged assets were fully depreciated so no casualty gain or loss was recorded during the year ended December 31, 2005 and the nine months ended September 30, 2007 and 2006.  The original estimated cleanup costs were approximately $40,000 and were included in operating expenses for the year ended December 31, 2005.  During the nine months ended September 30, 2006, the Partnership revised its estimate of repair and cleanup costs. The revised estimate of cleanup costs was approximately $7,000 of which approximately $40,000 had been recognized as of December 31, 2005.  The reduction in estimated cleanup costs of approximately $33,000 was recorded in the nine months ended September 30, 2006 and was included as a reduction of 2006 operating expenses.

The increase in total revenues for the nine months ended September 30, 2007 is due to an increase in both rental and other income. The increase in other income is due to increases in lease application, cancellation, cleaning and damage fees. Rental income increased for the nine months ended September 30, 2007 as a result of an increase in the average rental rate which more than offset a decrease in occupancy at the property.  Total revenues remained constant for the three months ended September 30, 2007.

The increase in general and administrative expense for the nine months ended September 30, 2007 is due to increases in the costs included in management reimbursements, audit costs and legal costs associated with normal partnership operations. Included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $178,000 compared to approximately $320,000 at September 30, 2006.  For the nine months ended September 30, 2007, cash and cash equivalents remained constant from December 31, 2006 due to approximately $398,000 of cash provided by operating activities offset by approximately $54,000 of cash used in investing activities and approximately $344,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of payments on the mortgages encumbering the Partnership’s investment property, payments on advances from an affiliate of the General Partner, payment of loan costs and distributions to limited partners partially offset by proceeds received from the additional mortgage loan obtained on the investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Presidential House

During the nine months ended September 30, 2007, the Partnership completed approximately $420,000 of capital improvements at Presidential House Apartments, consisting primarily of electrical breakers, water heaters, cabinets, air conditioning and dumpster enclosures, appliances and floor covering replacements, and ground lighting.  These improvements were funded from operating cash flow and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership.  On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $5,650,000 on its sole investment property Presidential House Apartments, located in Miami Beach, Florida. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $34,000 beginning October 1, 2007, through the July 1, 2018 maturity date.  The additional mortgage has a balloon payment of approximately $4,625,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2019, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Registrant with respect to the new mortgage financing.  In connection with the addition of the new loan, the Partnership incurred loan costs of approximately $99,000 which were capitalized and included in other assets.

In connection with the additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Presidential House Apartments.  The modification includes consolidating the existing loans, an interest rate of 7.342% per annum, monthly payments of principal and interest of approximately $31,000, commencing October 1, 2007, through the maturity of July 1, 2020, at which time a balloon payment of approximately $3,661,000 is due.  The previous terms for the first mortgage were an interest rate of 7.96% per annum through the maturity date of July 1, 2020 and monthly payments of approximately $35,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The previous terms for the second mortgage were an interest rate of 5.55% per annum through the maturity date of July 1, 2020 and monthly payments of approximately $11,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the modified loan.

In accordance with the Partnership Agreement, an affiliate of the General Partner has made advances to the Partnership to cover operating expenses and hurricane repair costs at the property.  The Partnership received advances of approximately $498,000 during the nine months ended September 30, 2006. The Partnership did not receive any advances for the nine months ended September 30, 2007. During the nine months ended September 30, 2007 the Partnership paid approximately $1,016,000 of principal and accrued interest on amounts owed to affiliates. Interest on advances is charged at the prime rate plus 2%. Interest expense was approximately $63,000 and $64,000 during the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 there were no outstanding advances or accrued interest.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Depository	Ended	Per Depository
	September 30,	Unit	September 30,	Unit
	2007	Certificate	2006	Certificate

Financing (1)	$4,835	$129.72	$ --	$ --

(1)

Distributions consist of financing proceeds from the August 2007 financing and modification of the first and second mortgage at Presidential House Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,633 limited partnership units (the "Units") in the Partnership representing 49.99% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.99% of the outstanding Units at September 30, 2007, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

By: DBL Properties Corporation
General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

10.13

Form Of Multifamily Note between Capmark Bank and Drexel Burnham Lambert Real Estate Associates II Limited Partnership, a New York limited partnership, dated August 31, 2007. (Incorporated by reference to Current Report on Form 8-K dated August 31, 2007)

10.14

Form of Consolidated, Amended and Restated Multifamily Note (Recast Transaction) between Federal Home Loan Mortgage Corporation and Drexel Burnham Lambert Real Estate Associates II Limited Partnership, a New York limited partnership, dated August 31, 2007. (Incorporated by reference to Current Report on Form 8-K dated August 31, 2007)

 31.1

Certification of equivalent of Chief Executive Officer pursuant to  Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.