Form 10KSB
period 2007-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2008-03-31
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

State issuer's revenues for its most recent fiscal year $2,215,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE  None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Moisture infiltration and resulting mold remediation may be costly.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Presidential House
Apartments	$10,256	$6,869	5-31.5 yrs	SL	$ 2,732

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership’s property.

	Principal
	Balance At				Principal
	December 31,	Interest	Period	Maturity	Balance Due
Property	2007	Rate(1)	Amortized	Date	At Maturity (2)
	(in thousands)				(in thousands)

Presidential
House Apartments
1st mortgage	$ 4,526	7.34%	13 yrs	07/01/20	$ 3,661

2nd mortgage	5,633	5.93%	11 yrs	07/01/18	4,625
Total	$10,159				$ 8,286

(1)

Fixed rate mortgage.

(2)

See "Item 7. Financial Statements - Note C – Mortgage Notes Payable" for specific details about the loans and information with respect to the Partnership’s ability to prepay these loans.

On August 31, 2007 the Partnership obtained an additional mortgage loan in the principal amount of $5,650,000 on its sole investment property, Presidential House Apartments, located in North Miami Beach, Florida. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $34,000 beginning October 1, 2007, through the July 1, 2018 maturity date.  The additional mortgage has a balloon payment of approximately $4,625,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2019, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the addition of the new loan, the Partnership incurred loan costs of approximately $114,000 which were capitalized and included in other assets.

In connection with the additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Presidential House Apartments.  The modification includes consolidating the existing loans, an interest rate of 7.342% per annum, monthly payments of principal and interest of approximately $31,000, commencing October 1, 2007, through the maturity of July 1, 2020, at which time a balloon payment of approximately $3,661,000 is due. The previous terms for the first mortgage were an interest rate of 7.96% per annum through the maturity date of July 1, 2020 and monthly payments of approximately $35,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The previous terms for the second mortgage were an interest rate of 5.55% per annum through the maturity date of July 1, 2020 and monthly payments of approximately $11,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for the property were:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006

Presidential House Apartments	$10,905	$10,525	95%	96%

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

Real Estate Taxes and Rate

Real estate tax and rate in 2007 for the property were:

	2007	2007
	Billing	Rate
	(in thousands)

Presidential House Apartments	$232	1.78%

Capital Improvements

Presidential House Apartments

During the year ended December 31, 2007, the Partnership completed approximately $490,000 of capital improvements at Presidential House Apartments consisting primarily of casualty repairs, electrical breakers, water heaters, cabinets, floor coverings, appliances and air conditioning. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 37,273 Limited Partnership Units (the “Units”) during its offering period through October 1984. The Partnership currently has 757 holders of record owning an aggregate of 37,273 Units. Affiliates of the General Partner owned 18,739 Units or 50.28% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit

Financing (1)	$4,835	$129.72	$ --	$ --

(1)

Distribution consists of financing proceeds from the additional mortgage obtained on Presidential House Apartments during August 2007.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners in 2008 or subsequent periods.

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 2007, the unpaid preferred return arrearage totaled approximately $8,068,000 or approximately $431 per Unit.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 Units in the Partnership representing 50.28% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units at December 31, 2007, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership realized net income of approximately $504,000 and $540,000 for the years ended December 31, 2007 and 2006, respectively.  The decrease in net income is primarily due to an increase in total expenses offset by an increase in total revenues and an increase in the recognition of a casualty gain.

The increase in total revenues is due to an increase in both rental and other income. The increase in rental income is due to an increase in the average rental rate partially offset by a decrease in occupancy. The increase in other income is due to an increase in late charges, cleaning and damage fees, application fees and interest income.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the year ended December 31, 2005. During the year ended December 31, 2006 the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages was approximately $791,000, all of which had been incurred as of December 31, 2006. The revised estimate of cleanup costs was approximately $99,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred during the year ended December 31, 2006. The reduction in estimated cleanup costs of approximately $79,000 was recorded during the year ended December 31, 2006 and was included as a reduction of 2006 operating expenses. For the year ended December 31, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. The Partnership received additional insurance proceeds of approximately $363,000 for this casualty event during the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $363,000 and $250,000 during the years ended December 31, 2007 and 2006, respectively, as the damaged assets were fully depreciated. The Partnership does not anticipate that it will receive any further insurance proceeds related to this loss.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina.  The damages were approximately $57,000, which included cleanup costs of approximately $7,000.  The Partnership did not receive any insurance proceeds to cover the damages.  The damaged assets were fully depreciated so no casualty gain or loss was recorded during the years ended December 31, 2005, 2006 or 2007.  The original estimated cleanup costs were approximately $40,000 and were included in operating expenses for the year ended December 31, 2005.  During the year ended December 31, 2006, the Partnership revised its estimate of repair and cleanup costs.  The revised estimate of cleanup costs was approximately $7,000 of which approximately $40,000 had been recognized as of December 31, 2005.  The reduction in estimated cleanup costs of approximately $33,000 was recorded in the year ended December 31, 2006 and was included as a reduction of 2006 operating expenses.

The increase in total expenses for the year ended December 31, 2007 is due to increases in operating, general and administrative and interest expenses, partially offset by a decrease in property tax expense. Depreciation expense remained relatively constant for the comparable periods. Operating expense increased due to increases in advertising, property and maintenance expenses partially offset by a decrease in insurance expense.  Advertising expense increased due to increases in various advertising mediums and referral fees incurred in an effort to attract new tenants. Property expense increased due to increases in payroll costs and associated health benefits, partially offset by decreases in utility costs. Maintenance expense decreased primarily as a result of costs expensed during 2006 related to the hurricane damages sustained in late 2005. The decrease in insurance expense is due to a reduction in insurance premiums for 2007 as a result of a reduction in casualty events over the last year. The decrease in property tax expense is due to the 2007 receipt of a refund related to the 2006 tax year.  The Partnership had appealed the 2006 tax rates and received a refund as a result of the appeal during 2007. The increase in interest expense for the year ended December 31, 2007 is due to the additional mortgage loan obtained during the third quarter of 2007 on Presidential House Apartments (as discussed below), and the loss of capitalized interest which was recorded in 2006 related to the casualties discussed above.

The increase in general and administrative expense for the year ended December 31, 2007 is due to increases in costs included in management reimbursements, audit costs, legal costs associated with normal partnership operations and expenses incurred as a result of the debt modification in the third quarter of 2007. Included in general and administrative expenses for the years ended December 31, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $33,000 compared to approximately $178,000 at December 31, 2006.  For the year ended December 31, 2007, cash and cash equivalents decreased approximately $145,000.  The decrease in cash and cash equivalents is due to approximately $335,000 and $123,000 in cash used in financing and investing activities, respectively, partially offset by approximately $313,000 of cash provided by operating activities.  Cash used in financing activities consisted of payments on the mortgages encumbering the Partnership’s investment property, payments on advances from an affiliate of the General Partner, payment of loan costs and distributions to limited partners partially offset by proceeds received from the additional mortgage loan obtained on the investment property and advances received from an affiliate of the General Partner.  Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or from advances from affiliates of the General Partner. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $52,000 during the year ended December 31, 2007 to cover operating expenses.  During the year ended December 31, 2006, AIMCO Properties, L.P., advanced the Partnership approximately $498,000 to cover operating expenses and hurricane storm damage.  During the year ended December 31, 2007, the Partnership made payments of approximately $904,000 on the outstanding advances and approximately $112,000 on related accrued interest, from operations and proceeds of the additional financing of Presidential House Apartments. During the year ended December 31, 2006, the Partnership made payments of approximately $44,000 on the advances and approximately $42,000 on related accrued interest.  At December 31, 2007 the balance of the advances including accrued interest was approximately $53,000 which is included in due to affiliates on the accompanying balance sheet included in “Item 7. Financial Statements”. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2007). Interest expense of approximately $63,000 and $88,000 was incurred during the years ended December 31, 2007 and 2006, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $20,000 to pay operating expenses.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s investment property of approximately $10,159,000 is amortized over varying periods.  The first and second mortgages encumbering Presidential House Apartments mature in July 2020 and July 2018, respectively, at which time balloon payments totaling approximately $3,661,000 and $4,625,000, respectively, will be due.  The General Partner will attempt to refinance the indebtedness encumbering Presidential House Apartments and/or sell the property prior to its maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit

Financing (1)	$4,835	$129.72	$ --	$ --

(1)

Distribution consists of financing proceeds from the additional mortgage obtained on Presidential House Apartments during August 2007.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners in 2008 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 Units in the Partnership representing 50.28% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units at December 31, 2007, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Drexel Burnham Lambert Real Estate Associates II

We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates II as of December 31, 2007, and the related statements of operations, changes in partners’ capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates II at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 26, 2008

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 33
Receivables and deposits		144
Other assets		311
Investment property (Notes C, F and G):
Land	$ 1,287
Buildings and related personal property	8,969
	10,256
Less accumulated depreciation	(6,869)	3,387
		$ 3,875

Liabilities and Partners' Capital (Deficiency)

Liabilities
Accounts payable		$ 28
Tenant security deposit liabilities		110
Other liabilities		85
Due to affiliates (Note B)		61
Mortgage notes payable (Note C)		10,159

Partners' Capital (Deficiency)
General partner	$ 52
Limited partners (37,273 units issued
and outstanding)	(6,620)	(6,568)
		$ 3,875

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 2,027	$ 1,966
Other income	188	125
Total revenues	2,215	2,091

Expenses:
Operating	1,007	843
General and administrative	139	98
Depreciation	200	189
Interest	526	440
Property taxes	202	231
Total expenses	2,074	1,801

Casualty gain (Note G)	363	250

Net income (Note E)	$ 504	$ 540

Net income allocated to general partner	$ --	$ 5
Net income allocated to limited partners	504	535

	$ 504	$ 540

Net income per limited partnership unit	$ 13.52	$ 14.35

Distributions per limited partnership unit	$129.72	$ --

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2005	37,273	$ 47	$(2,824)	$(2,777)

Net income for the year
ended December 31, 2006	--	5	535	540

Partners' capital (deficiency) at
December 31, 2006	37,273	52	(2,289)	(2,237)

Net income for the year
ended December 31, 2007	--	--	504	504

Distributions to partners	--	--	(4,835)	(4,835)

Partners' capital (deficiency) at
December 31, 2007	37,273	$ 52	$(6,620)	$(6,568)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$ 504	$ 540
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	200	189
Amortization of loan costs	14	11
Casualty gain	(363)	(250)
Bad debt expense	81	86
Change in accounts:
Receivables and deposits	(127)	(64)
Other assets	6	(32)
Accounts payable	(12)	(100)
Tenant security deposit liabilities	28	7
Other liabilities	22	(182)
Due to affiliates	(40)	45
Net cash provided by operating activities	313	250

Cash flows from investing activities:
Property improvements and replacements	(486)	(619)
Insurance proceeds received	363	250
Net cash used in investing activities	(123)	(369)

Cash flows from financing activities:
Advances from affiliates	52	498
Payments on advances from affiliates	(904)	(44)
Distributions to partners	(4,835)	--
Loan costs paid	(114)	--
Proceeds from mortgage note payable	5,650	--
Payments on mortgage notes payable	(184)	(195)
Net cash (used in) provided by financing activities	(335)	259

Net (decrease) increase in cash and cash equivalents	(145)	140

Cash and cash equivalents at beginning of year	178	38
Cash and cash equivalents at end of year	$ 33	$ 178

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 534	$ 384

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 6	$ 2

At December 31, 2005, approximately $40,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the year ended December 31, 2006.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

As of December 31, 2007, the Partnership owns and operates Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida.

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

Investment Property:

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the year ended December 31, 2007. The Partnership capitalized approximately $11,000 of interest during the year ended December 31, 2006. The Partnership did not capitalize any costs related to property taxes or operating costs during the year ended December 31, 2006. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were recorded during the years ended December 31, 2007 or 2006.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $24,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years.

Deferred Costs:

Loan costs of approximately $323,000, less accumulated amortization of approximately $77,000, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense for each of the years ended December 31, 2007 and 2006 was approximately $14,000 and $11,000, respectively, and is included in interest expense on the accompanying statements of operations.  Amortization expense is expected to be approximately $21,000 for each of the years 2008 through 2012.

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

Advertising Costs:

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $86,000 and $39,000 for the years ended December 31, 2007 and 2006, respectively, were charged to operating expense.

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

Recent Accounting Pronouncement:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $108,000 and $102,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses. As of December 31, 2007, the Partnership owed approximately $1,000 to affiliates of the General Partner, which is included in due to affiliates.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $103,000 and $161,000 for the years ended December 31, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property are construction management services provided by an affiliate of the General Partner of approximately $51,000 and $115,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Partnership owed an affiliate of the General Partner approximately $7,000 of accrued accountable administrative expenses, which is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $52,000 during the year ended December 31, 2007 to cover operating expenses.  During the year ended December 31, 2006, AIMCO Properties, L.P., advanced the Partnership approximately $498,000 to cover operating expenses and hurricane storm damage.  During the year ended December 31, 2007, the Partnership made payments of approximately $904,000 on the outstanding advances and approximately $112,000 on related accrued interest, from operations and proceeds of the additional financing of Presidential House Apartments. During the year ended December 31, 2006, the Partnership made payments of approximately $44,000 on the advances and approximately $42,000 on related accrued interest.  At December 31, 2007 the balance of the advances including accrued interest was approximately $53,000 which is included in due to affiliates on the accompanying balance sheet included in “Item 7. Financial Statements”. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2007). Interest expense of approximately $63,000 and $88,000 was incurred during the years ended December 31, 2007 and 2006, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $20,000 to pay operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $50,000 and $47,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 Units in the Partnership representing 50.28% of the outstanding units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units at December 31, 2007, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly
	Balance At	Payment			Principal
	December 31,	Including	Interest	Maturity	Balance Due
Property	2007	Interest	Rate	Date	At Maturity
	(in thousands)				(in thousands)
Presidential House Apartments
1st mortgage	$ 4,526	$ 31	7.34%	07/01/20	$3,661
2nd mortgage	5,633	34	5.93%	07/01/18	4,625
Total	$10,159	$ 65			$8,286

On August 31, 2007 the Partnership obtained an additional mortgage loan in the principal amount of $5,650,000 on its sole investment property Presidential House Apartments, located in North Miami Beach, Florida. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $34,000 beginning October 1, 2007, through the July 1, 2018 maturity date.  The additional mortgage has a balloon payment of approximately $4,625,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2019, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the addition of the new loan, the Partnership incurred loan costs of approximately $114,000 which were capitalized and included in other assets.

In connection with the additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Presidential House Apartments.  The modification includes consolidating the existing loans, an interest rate of 7.342% per annum, monthly payments of principal and interest of approximately $31,000, commencing October 1, 2007, through the maturity of July 1, 2020, at which time a balloon payment of approximately $3,661,000 is due. The previous terms for the first mortgage were an interest rate of 7.96% per annum through the maturity date of July 1, 2020 and monthly payments of approximately $35,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The previous terms for the second mortgage were an interest rate of 5.55% per annum through the maturity date of July 1, 2020 and monthly payments of approximately $11,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the respective rental property.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007, are as follows (in thousands):

2008	$ 115
2009	123
2010	131
2011	140
2012	149
Thereafter	9,501
$10,159

Note D - Partners' Capital (Deficiency)

Pursuant to a public offering, 37,273 limited partnership units were sold at $500 per unit. The calculation of net income per limited partner unit is based on 37,273 units outstanding.

Operating losses are allocated 99% to the limited partners and 1% to the General Partner.  Operating profits are allocated as follows: first, to partners with negative capital accounts until such capital accounts are zero; and second to the partners as a class in the same order as cumulative operating distributions have been allocated and if no cumulative operating distributions then 99% to the limited partners and 1% to the General Partner. Sale or refinancing losses are allocated as follows: first, to partners with positive capital accounts until such capital accounts are zero; and second, any excess 99% to the limited partners and 1% to the General Partner.  Sale or refinancing profits are allocated as follows: first, to partners with negative capital accounts until such capital accounts are zero; and second to the partners as a class in the same order as the sale or refinancing distribution made in connection with the transaction was allocated and if no sale or refinancing distribution was made then 99% to the limited partners and 1% to the General Partner, however in no event shall the General Partner be allocated less than 1% of the profits from a sale or refinancing transaction.

Cash distributions from operations shall be made to the partners to the extent available and, as more fully described in the partnership agreement, as follows: first, 99% to the limited partners and 1% to the General Partner (subordinated as defined in the partnership agreement) until the limited partners have received an amount equal to any unpaid preferred return arrearage for such year and second, any excess 90% to the limited partners and 10% to the General Partner.

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

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner.  As of December 31, 2007, the unpaid preferred return arrearage totaled approximately $8,068,000 or approximately $431 per unit.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the financial statements and Federal net taxable income allocated to partners in the Partnership’s tax return for the years ended December 31, 2007 and 2006 (in thousands, except unit data):

	Years Ended December 31,
	2007	2006

Net income as reported	$ 504	$ 540
Depreciation and amortization differences	(12)	12
Other	8	(45)
Casualty	(363)	(250)
Federal net taxable income	$ 137	$ 257

Federal taxable income per limited
partnership unit	$ 3.65 (1)	$22.82 (1)

(1)

For 2007 and 2006 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2007 (in thousands):

2007

Net liabilities as reported	$ (6,568)
Investment property	(364)
Accumulated depreciation	(291)
Syndication costs	2,051
Other assets & liabilities	(2)

Net liabilities - tax basis	$ (5,174)

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Presidential House
Apartments	$10,159	$ 1,510	$ 6,037	$ 2,709

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Presidential
House Apartments	$ 1,287	$ 8,969	$10,256	$ 6,869	1967-1974	10/84	5-31.5 yrs

Reconciliation of investment property and accumulated depreciation:

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Property
Balance at beginning of year	$ 9,766	$ 9,630
Property improvements	490	581
Disposal of property	--	(445)
Balance at end of year	$10,256	$ 9,766

Accumulated Depreciation
Balance at beginning of year	$ 6,669	$ 6,925
Additions charged to expense	200	189
Disposal of property	--	(445)
Balance at end of year	$ 6,869	$ 6,669

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006, is approximately $9,892,000 and $9,749,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006, is approximately $7,160,000 and $6,948,000, respectively.

Note G – Casualty Gain

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the year ended December 31, 2005. During the year ended December 31, 2006 the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages was approximately $791,000, all of which had been incurred as of December 31, 2006. The revised estimate of cleanup costs was approximately $99,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred during the year ended December 31, 2006. The reduction in estimated cleanup costs of approximately $79,000 was recorded during the year ended December 31, 2006 and was included as a reduction of 2006 operating expenses. For the year ended December 31, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. The Partnership received additional insurance proceeds of approximately $363,000 for this casualty event during the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $363,000 and $250,000 during the years ended December 31, 2007 and 2006, respectively, as the damaged assets were fully depreciated. The Partnership does not anticipate that it will receive any further insurance proceeds related to this loss.

In September 2005, Presidential House Apartments sustained water and landscaping damage from Hurricane Katrina.  The damages were approximately $57,000, which included cleanup costs of approximately $7,000.  The Partnership did not receive any insurance proceeds to cover the damages.  The damaged assets were fully depreciated so no casualty gain or loss was recorded during the years ended December 31, 2005, 2006 and 2007.  The original estimated cleanup costs were approximately $40,000 and were included in operating expenses for the year ended December 31, 2005.  During the year ended December 31, 2006, the Partnership revised its estimate of repair and cleanup costs.  The revised estimate of cleanup costs was approximately $7,000 of which approximately $40,000 had been recognized as of December 31, 2005.  The reduction in estimated cleanup costs of approximately $33,000 was recorded in the year ended December 31, 2006 and was included as a reduction of 2006 operating expenses.

Note H – Property Tax Refunds

During both 2005 and 2004, the Partnership appealed the assessed value of the investment property. During the fourth quarter of both 2005 and 2004, the Partnership recorded a receivable of approximately $30,000 to reflect the expected refund of property taxes related to the 2005 and 2004 tax years, respectively.  During the year ended December 31, 2005, the Partnership received approximately $30,000 as a refund of property taxes paid during 2004. During the year ended December 31, 2006 the Partnership received approximately $30,000 as a refund for property taxes paid during 2005. The appeals for both years were settled during the year ended December 31, 2006.  During the year ended December 31, 2007, the Partnership received approximately $32,000 as a refund of property taxes paid during 2006.  The refund received was a result of appealing the 2006 tax rate.

Note I – Contingencies

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance, Compliance with Section 16(a) of the Exchange Act

Drexel Burnham Lambert Real Estate Associates II (the “Partnership” or “Registrant) does not have any directors or officers.  Management and administrative services are performed by the DBL Properties Corporation (“DBL” or the “General Partner”) and its affiliates.  The General Partner has general responsibility and authority in all matters affecting the business of the Partnership.

The names of the directors and officers of the DBL as of December 31, 2007, their ages and nature of all positions presently held by them are set forth below.  There are no family relationships between or among any officers and directors:

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

Neither the directors nor officers received any remuneration from the General Partner during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2007.

	Number
Entity	of Units	Percentage

AIMCO IPLP, L.P.	10	0.03%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	18,729	50.25%
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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $108,000 and $102,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses. As of December 31, 2007, the Partnership owed approximately $1,000 to affiliates of the General Partner, which is included in due to affiliates.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $103,000 and $161,000 for the years ended December 31, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property are construction management services provided by an affiliate of the General Partner of approximately $51,000 and $115,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Partnership owed an affiliate of the General Partner approximately $7,000 of accrued accountable administrative expenses, which is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $52,000 during the year ended December 31, 2007 to cover operating expenses.  During the year ended December 31, 2006, AIMCO Properties, L.P., advanced the Partnership approximately $498,000 to cover operating expenses and hurricane storm damage.  During the year ended December 31, 2007, the Partnership made payments of approximately $904,000 on the outstanding advances and approximately $112,000 on related accrued interest, from operations and proceeds of the additional financing of Presidential House Apartments. During the year ended December 31, 2006, the Partnership made payments of approximately $44,000 on the advances and approximately $42,000 on related accrued interest.  At December 31, 2007 the balance of the advances including accrued interest was approximately $53,000 which is included in due to affiliates on the accompanying balance sheet included in “Item 7. Financial Statements”. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2007). Interest expense of approximately $63,000 and $88,000 was incurred during the years ended December 31, 2007 and 2006, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $20,000 to pay operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $50,000 and $47,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 Units in the Partnership representing 50.28% of the outstanding units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units at December 31, 2007, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $45,000 and $32,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $6,000 for 2007 and 2006, respectively.

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

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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