Form 10-Q
period 2008-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2008-05-12
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 152	$ 33
Receivables and deposits	141	144
Other assets	419	311
Investment property:
Land	1,287	1,287
Buildings and related personal property	9,364	8,969
	10,651	10,256
Less accumulated depreciation	(6,924)	(6,869)
	3,727	3,387
	$ 4,439	$ 3,875

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 456	$ 28
Tenant security deposit liabilities	115	110
Accrued property taxes	61	--
Other liabilities	80	85
Due to affiliates (Note B)	292	61
Mortgage notes payable	10,131	10,159
	11,135	10,443

Partners' Capital (Deficiency)
General partner	51	52
Limited partners (37,273 units issued and
outstanding)	(6,747)	(6,620)
	(6,696)	(6,568)
	$ 4,439	$ 3,875

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 529	$ 499
Other income	38	45
Total revenues	567	544

Expenses:
Operating	379	279
General and administrative	25	26
Depreciation	55	48
Interest	174	112
Property taxes	62	63
Total expenses	695	528

Casualty gain (Note C)	--	146

Net (loss) income	$ (128)	$ 162

Net (loss) income allocated to general partner	$ (1)	$ 2
Net (loss) income allocated to limited partners	(127)	160
	$ (128)	$ 162

Net (loss) income per limited partnership unit	$ (3.41)	$ 4.29

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2007	37,273	$ 52	$(6,620)	$(6,568)

Net loss for the three months
ended March 31, 2008	--	(1)	(127)	(128)

Partners' capital (deficiency) at
March 31, 2008	37,273	$ 51	$(6,747)	$(6,696)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (128)	$ 162
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	55	48
Amortization of loan costs	5	3
Casualty gain	--	(146)
Change in accounts:
Receivables and deposits	3	(26)
Other assets	(113)	(43)
Accounts payable	108	1
Tenant security deposit liabilities	5	21
Accrued property taxes	61	63
Other liabilities	(5)	(7)
Due to affiliates	11	(40)
Net cash provided by operating activities	2	36

Cash flows from investing activities:
Property improvements and replacements	(75)	(151)
Insurance proceeds received	--	146
Net cash used in investing activities	(75)	(5)
Cash flows from financing activities:
Payments on mortgage notes payable	(28)	(51)
Advances from affiliates	220	--
Payments on advances from affiliates	--	(36)
Net cash provided by (used in) financing activities	192	(87)
Net increase (decrease) in cash and cash equivalents	119	(56)
Cash and cash equivalents at beginning of period	33	178
Cash and cash equivalents at end of period	$ 152	$ 122
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 166	$ 150
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 326	$ 100

At December 31, 2007 and 2006, approximately $6,000 and $2,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2007 presentation to conform to the 2008 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.

The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $29,000 and $26,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses.  As of December 31, 2007, the Partnership owed approximately $1,000 to affiliates of the General Partner, which is included in due to affiliates.  No such amounts were owed at March 31, 2008.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $14,000 and $23,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property are construction management services provided by an affiliate of the General Partner of approximately $2,000 and $9,000, respectively.  As of March 31, 2008 and December 31, 2007, the Partnership owed an affiliate of the General Partner approximately $18,000 and $7,000, respectively, of accrued accountable administrative expenses, which is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $220,000 during the three months ended March 31, 2008 to cover operating expenses.  The Partnership did not receive any advances for the three months ended March 31, 2007.  During the three months ended March 31, 2007 the Partnership paid approximately $100,000 of principal and accrued interest.  There were no payments made during the three months ended March 31, 2008. At March 31, 2008 and December 31, 2007 the balance of the advances including accrued interest was approximately $274,000 and $53,000, respectively, which is included in due to affiliates. Interest is charged at the prime rate plus 2% (7.25% at March 31, 2008). Interest expense of approximately $2,000 and $24,000 was incurred during the three months ended March 31, 2008 and 2007, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $162,000 to pay operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $29,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $50,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Gain

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the three months ended December 31, 2005. During the three months ended March 31, 2006 the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages was approximately $791,000, all of which had been incurred as of March 31, 2006. The revised estimate of cleanup costs was approximately $99,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred during the three months ended March 31, 2006. The reduction in estimated cleanup costs of approximately $79,000 was recorded during the three months ended March 31, 2006 and was included as a reduction of 2006 operating expenses. For the year ended December 31, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. The Partnership received additional insurance proceeds of approximately $146,000 for this casualty event during the three months ended March 31, 2007. The Partnership recognized a casualty gain of approximately $250,000 and $146,000 during the year ended December 31, 2006 and the three months ended March 31, 2007, respectively, as the damaged assets were fully depreciated. Additional insurance proceeds of approximately $217,000 were received during 2007, but subsequent to March 31, 2007.  The Partnership does not anticipate that it will receive any further insurance proceeds related to this loss.

Note D – Environmental Spill

In March 2008, Presidential House Apartments incurred costs of approximately $120,000, which are included in operating expense related to a diesel fuel spill resulting from an underground storage tank leak.  Preliminary estimate of the cost to clean up the fuel spill is approximately $320,000. It is currently estimated that insurance proceeds, less the Partnership’s deductible of $100,000, will be received to cover the balance of the clean up costs.

Note E – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.  As discussed in “Note D”, the Partnership incurred clean up expenses of approximately $120,000 related to a diesel fuel spill at Presidential House Apartments.  The total cost of clean up is estimated to be approximately $320,000 of which all but the Partnership’s deductible of $100,000 is expected to be covered by insurance.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 96% and 93% for the three months ended March 31, 2008 and 2007, respectively. The increase in occupancy is due to implementing more stringent tenant application requirements, which has resulted in a more stable tenant base.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2008 was approximately $128,000 compared to net income of approximately $162,000 for the three months ended March 31, 2007.  The decrease in net income is due to an increase in total expenses partially offset by an increase in total revenues.

The increase in total expenses for the three months ended March 31, 2008 is due to increases in operating, interest and depreciation expenses.  General and administrative and property tax expenses remained relatively constant for the comparable period.  Operating expense increased due to an increase in cleanup costs related to a diesel fuel spill at Presidential House Apartments, resulting from an underground storage tank leak, partially offset by decreases in maintenance and insurance expenses. Maintenance expense decreased due to decreases in painting supplies, fire protection and elevator repairs offset by an increase in roof repairs.  Insurance expense decreased due to a decrease in premiums for hazard insurance. Interest expense increased due to an additional mortgage loan obtained during August 2007.  Depreciation expense increased due to assets placed into service during the past twelve months which are being depreciated.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  During the year ended December 31, 2005, the Partnership estimated damages to be approximately $800,000, which included clean up costs of approximately $178,000.  The Partnership did not recognize a loss as insurance proceeds were anticipated to be sufficient to cover the cost of any damages.   The estimated clean up costs were included in operating expenses for the three months ended December 31, 2005. During the three months ended March 31, 2006 the Partnership revised its estimate of repair and cleanup costs. The revised estimate of capital damages was approximately $791,000, all of which had been incurred as of March 31, 2006. The revised estimate of cleanup costs was approximately $99,000 of which approximately $60,000 had been incurred as of December 31, 2005 and the balance of which was incurred during the three months ended March 31, 2006. The reduction in estimated cleanup costs of approximately $79,000 was recorded during the three months ended March 31, 2006 and was included as a reduction of 2006 operating expenses. For the year ended December 31, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. The Partnership received additional insurance proceeds of approximately $146,000 for this casualty event during the three months ended March 31, 2007. The Partnership recognized a casualty gain of approximately $250,000 and $146,000 during the year ended December 31, 2006 and the three months ended March 31, 2007, respectively, as the damaged assets were fully depreciated. Additional insurance proceeds of approximately $217,000 were received during 2007, but subsequent to March 31, 2007.  The Partnership does not anticipate that it will receive any further insurance proceeds related to this loss.

In March 2008, Presidential House Apartments incurred costs of approximately $120,000, which are included in operating expense related to a diesel fuel spill resulting from an underground storage tank leak.  Preliminary estimate of the cost to clean up the fuel spill is approximately $320,000. It is currently estimated that insurance proceeds, less the Partnership’s deductible of $100,000, will be received to cover the balance of the clean up costs.

The increase in total revenues is due to an increase in rental income partially offset by a decrease in other income.  Rental income increased due to an increase in the average rental rate and an increase in occupancy at Presidential House Apartments. Other income decreased due to decreases in lease application fees, lease cancellation fees and late charges, partially offset by an increase in laundry income and legal fees.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $152,000, compared to approximately $122,000 at March 31, 2007.  The increase in cash and cash equivalents of approximately $119,000 from December 31, 2007 is due to approximately $192,000 and $2,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $75,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner partially offset by payments on the mortgages encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Presidential House

During the three months ended March 31, 2008, the Partnership completed approximately $395,000 of capital improvements at Presidential House Apartments, consisting primarily of elevator costs, clubhouse renovations, air conditioner replacements, kitchen and bath upgrades and floor covering replacements.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s investment property of approximately $10,131,000 is amortized over varying periods.  The first and second mortgages encumbering Presidential House Apartments mature in July 2020 and July 2018, respectively, at which time balloon payments totaling approximately $3,661,000 and $4,625,000, respectively, will be due.  The General Partner will attempt to refinance the indebtedness encumbering Presidential House Apartments and/or sell the property prior to its maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $220,000 during the three months ended March 31, 2008 to cover operating expenses.  The Partnership did not receive any advances for the three months ended March 31, 2007.  During the three months ended March 31, 2007 the Partnership paid approximately $100,000 of principal and accrued interest.  There were no payments made during the three months ended March 31, 2008. At March 31, 2008 the balance of the advances including accrued interest was approximately $274,000 which is included in due to affiliates. Interest is charged at the prime rate plus 2% (7.25% at March 31, 2008). Interest expense of approximately $2,000 and $24,000 was incurred during the three months ended March 31, 2008 and 2007, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $162,000 to pay operating expenses.

There were no distributions during the three months ended March 31, 2008 or 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 limited partnership units (the "Units") in the Partnership representing 50.28% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units at March 31, 2008, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

By: DBL Properties Corporation
General Partner

Date: May 9, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 9, 2008	By: /s/Stephen B. Waters
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