Form 10-Q
period 2008-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2008-11-12
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 11	$ 33
Receivables and deposits	296	144
Other assets	330	311
Investment property:
Land	1,287	1,287
Buildings and related personal property	10,149	8,969
	11,436	10,256
Less accumulated depreciation	(7,052)	(6,869)
	4,384	3,387
	$ 5,021	$ 3,875

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 522	$ 28
Tenant security deposit liabilities	116	110
Accrued property taxes	182	--
Other liabilities	93	85
Due to affiliates (Note B)	1,155	61
Mortgage notes payable	10,074	10,159
	12,142	10,443

Partners' Capital (Deficiency)
General partner	46	52
Limited partners (37,273 units issued and
outstanding)	(7,167)	(6,620)
	(7,121)	(6,568)
	$ 5,021	$ 3,875

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 523	$ 505	$ 1,575	$ 1,513
Other income	50	41	130	133
Total revenues	573	546	1,705	1,646

Expenses:
Operating	409	236	1,262	757
General and administrative	28	26	83	87
Depreciation	67	52	183	147
Interest	189	150	546	372
Property taxes	61	59	184	153
Total expenses	754	523	2,258	1,516

Casualty gain (Note C)	--	65	--	363
Net (loss) income	$ (181)	$ 88	$ (553)	$ 493

Net (loss) income allocated to
general partner (1%)	$ (2)	$ 1	$ (6)	$ 5
Net (loss) income allocated to
limited partners (99%)	(179)	87	(547)	488
	$ (181)	$ 88	$ (553)	$ 493

Net (loss) income per limited
partnership unit	$ (4.80)	$ 2.33	$(14.68)	$ 13.09

Distributions per limited
partnership unit	$ --	$129.72	$ --	$129.72

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2007	37,273	$ 52	$(6,620)	$(6,568)

Net loss for the nine months
ended September 30, 2008	--	(6)	(547)	(553)

Partners' capital (deficiency) at
September 30, 2008	37,273	$ 46	$(7,167)	$(7,121)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (553)	$ 493
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation	183	147
Casualty gain	--	(363)
Amortization of loan costs	16	10
Bad debt expense	43	54
Change in accounts:
Receivables and deposits	(195)	(110)
Other assets	(35)	(15)
Accounts payable	227	(11)
Tenant security deposit liabilities	6	33
Accrued property taxes	182	184
Other liabilities	8	25
Due to affiliates	68	(49)
Net cash (used in) provided by operating activities	(50)	398

Cash flows from investing activities:
Property improvements and replacements	(913)	(417)
Insurance proceeds received	--	363
Net cash used in investing activities	(913)	(54)

Cash flows from financing activities:
Advances from affiliates	1,026	--
Payments on advances from affiliates	--	(904)
Distributions to partners	--	(4,835)
Loan costs paid	--	(99)
Proceeds from mortgage note payable	--	5,650
Payments on mortgage notes payable	(85)	(156)
Net cash provided by (used in) financing activities	941	(344)

Net (decrease) increase in cash and cash equivalents	(22)	--

Cash and cash equivalents at beginning of period	33	178
Cash and cash equivalents at end of period	$ 11	$ 178

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 498	$ 367

Supplemental disclosure of non-cash information:
Property improvements and replacements in accounts
payable	$ 273	$ 5

At December 31, 2007 and 2006, approximately $6,000 and $2,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $84,000 and $79,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in operating expenses.  As of December 31, 2007, the Partnership owed approximately $1,000 to affiliates of the General Partner, which is included in due to affiliates.  No such amounts were owed at September 30, 2008.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $158,000 and $82,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $122,000 and $42,000, respectively. As of September 30, 2008 and December 31, 2007, the Partnership owed an affiliate of the General Partner approximately $44,000 and $7,000, respectively, of accrued accountable administrative expenses, which is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $1,026,000 during the nine months ended September 30, 2008 to cover operating expenses.  The Partnership did not receive any advances for the nine months ended September 30, 2007. During the nine months ended September 30, 2007 the Partnership paid approximately $1,016,000 of principal and accrued interest.  There were no payments made during the nine months ended September 30, 2008. At September 30, 2008 and December 31, 2007 the balance of the advances including accrued interest was approximately $1,111,000 and $53,000, respectively, which is included in due to affiliates. Interest is charged at the prime rate plus 2% (7.00% at September 30, 2008). Interest expense of approximately $32,000 and $63,000 was incurred during the nine months ended September 30, 2008 and 2007, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008 additional advances of approximately $490,000 were received from AIMCO Properties, L.P. to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $50,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Gain

In August 2008, Presidential House Apartments sustained damage from Tropical Storm Fay. During the nine months ended September 30, 2008, the Partnership estimated damages to be approximately $15,000 of clean up costs. The estimated clean up costs were included in operating expenses for the three and nine months ended September 30, 2008.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma. For the year ended December 31, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. The Partnership received additional insurance proceeds of approximately $363,000 for this casualty event during the nine months ended September 30, 2007. The Partnership recognized a casualty gain of approximately $250,000 and $363,000 during the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively, as the damaged assets were fully depreciated. The Partnership does not anticipate that it will receive any further insurance proceeds related to this loss.

Note D – Environmental Spill

During the nine months ended September 30, 2008, Presidential House Apartments incurred costs of approximately $688,000, which are included in operating expense related to a diesel fuel spill resulting from an underground storage tank leak. The cleanup was completed as of September 30, 2008 and the Partnership does not expect to incur any additional costs. The Partnership has received approximately $251,000 of insurance proceeds, of which approximately $151,000 was received during October 2008, related to this loss. The entire $251,000 of insurance proceeds is included in operating expense. The Partnership is continuing to work with its third party insurance carrier with respect to obtaining additional insurance proceeds with respect to this loss.

Note E – Mortgage Financing

On August 31, 2007 the Partnership obtained an additional mortgage loan in the principal amount of $5,650,000 on its sole investment property Presidential House Apartments, located in Miami Beach, Florida. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $34,000 beginning October 1, 2007, through the July 1, 2018 maturity date.  The additional mortgage has a balloon payment of approximately $4,625,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2019, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the addition of the new loan, the Partnership incurred loan costs of approximately $114,000, $99,000 of which were capitalized and included in other assets for the nine months ended September 30, 2007.

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

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.  As discussed in “Note D”, the Partnership incurred clean up expenses of approximately $688,000 related to a diesel fuel spill at Presidential House Apartments.  The total cost of clean up is approximately $688,000. The Partnership has received approximately $251,000 of insurance proceeds related to this loss as of September 30, 2008, which are included in operating expense.  The Partnership is continuing to work with its third party insurance carrier with respect to obtaining additional insurance proceeds with respect to this loss.

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

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 95% for both the nine months ended September 30, 2008 and 2007.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2008 was approximately $181,000 and $553,000 compared to net income of approximately $88,000 and $493,000 for the three and nine months ended September 30, 2007.  The decrease in net income for both periods is due to an increase in total expenses and a decrease in the recognition of casualty gains partially offset by an increase in total revenues.

The increase in total expenses for the three months ended September 30, 2008 is due to increases in operating, interest and depreciation expenses. General and administrative and property tax expense remained relatively constant for the comparable period. Operating expense increased due to cleanup costs incurred in 2008 related to a diesel fuel spill at Presidential House Apartments, resulting from an underground storage tank leak, along with cleanup costs related to storm damages and an increase in insurance expense, partially offset by decreases in advertising and administrative expenses. Insurance expense increased due to an increase in hazard insurance and general liability insurance premiums. Advertising expense decreased due to decreases in web and national print advertising and in referral fees.  Administrative expense decreased due to decreases in legal expense and business licenses. Interest expense increased due to an additional mortgage loan obtained during August 2007. Depreciation expense increased due to assets placed into service during the past twelve months which are being depreciated.

The increase in total expenses for the nine months ended September 30, 2008 is due to increases in operating, interest, property tax and depreciation expenses. General and administrative expense remained relatively constant for the comparable period. Operating expense increased due to cleanup costs incurred in 2008 related to a diesel fuel spill, as discussed above, along with cleanup costs related to hurricane and storm damages and an increase in insurance and property expenses, partially offset by decreases in advertising and administrative expenses. Insurance expense increased due to an increase in hazard insurance and general liability insurance premiums. Property expense increased due to increases in security costs, salaries, bonuses and employee benefit costs. Advertising expense decreased due to decreases in web and national print advertising and in referral fees. Administrative expense decreased due to decreases in legal and eviction expenses, business licenses and costs associated with the successful appeal of prior year taxes in 2007. Interest expense increased due to an additional mortgage loan obtained during August 2007. Property tax increased due to 2007 receipt of refunds related to prior years taxes due to a successful appeal. Depreciation expense increased due to assets placed into service during the past twelve months which are being depreciated.

In August 2008, Presidential House Apartments sustained damage from Tropical Storm Fay. During the nine months ended September 30, 2008, the Partnership estimated damages to be approximately $15,000 of clean up costs. The estimated clean up costs were included in operating expenses for the three and nine months ended September 30, 2008.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma. For the year ended December 31, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event. The Partnership received additional insurance proceeds of approximately $363,000 for this casualty event during the nine months ended September 30, 2007. The Partnership recognized a casualty gain of approximately $250,000 and $363,000 during the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively, as the damaged assets were fully depreciated. The Partnership does not anticipate that it will receive any further insurance proceeds related to this loss.

During the nine months ended September 30, 2008, Presidential House Apartments incurred costs of approximately $688,000, which are included in operating expense related to a diesel fuel spill resulting from an underground storage tank leak. The cleanup was completed as of September 30, 2008 and the Partnership does not expect to incur any additional costs. The Partnership has received approximately $251,000 of insurance proceeds, of which approximately $151,000 was received during October 2008, related to this loss. The entire $251,000 of insurance proceeds is included in operating expense as of September 30, 2008. The Partnership is continuing to work with its third party insurance carrier with respect to obtaining additional insurance proceeds with respect to this loss.

The increase in total revenues for the three months ended September 30, 2008 is due to increases in both rental income and other income. Rental income increased for the three month period due to an increase in the average rental rate and occupancy at Presidential House Apartments. Other income increased due to increases in late charges and legal reimbursements received from tenants. The increase in total revenues for the nine months ended September 30, 2008 is due to an increase in rental income partially offset by a slight decrease in other income.  Rental income increased for the nine month period due to an increase in the average rental rate and a decrease in bad debt expense at Presidential House Apartments. Other income decreased due to decreases in interest income, application, lease cancellation and administrative fees, late charges and utility reimbursements partially offset by increases in cleaning and damage fees and eviction fees.

Included in general and administrative expenses for the nine months ended September 30, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $11,000, compared to approximately $178,000 at September 30, 2007.  The decrease in cash and cash equivalents of approximately $22,000 from December 31, 2007 is due to approximately $913,000 and $50,000 of cash used in investing and operating activities, respectively, partially offset by approximately $941,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the General Partner partially offset by payments on the mortgages encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Presidential House

During the nine months ended September 30, 2008, the Partnership completed approximately $1,180,000 of capital improvements at Presidential House Apartments, consisting primarily of elevator costs, roof replacement, clubhouse renovations, electrical breaker and air conditioner replacements, kitchen and bath upgrades and floor covering replacements.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s investment property of approximately $10,074,000 is amortized over varying periods.  The first and second mortgages encumbering Presidential House Apartments mature in July 2020 and July 2018, respectively, at which time balloon payments totaling approximately $3,661,000 and $4,625,000, respectively, will be due.  The General Partner will attempt to refinance the indebtedness encumbering Presidential House Apartments and/or sell the property prior to its maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $1,026,000 during the nine months ended September 30, 2008 to cover operating expenses.  The Partnership did not receive any advances for the nine months ended September 30, 2007.  During the nine months ended September 30, 2007 the Partnership paid approximately $1,016,000 of principal and accrued interest.  There were no payments made during the nine months ended September 30, 2008. At September 30, 2008 and December 31, 2007 the balance of the advances including accrued interest was approximately $1,111,000 and $53,000, respectively, which is included in due to affiliates. Interest is charged at the prime rate plus 2% (7.00% at September 30, 2008). Interest expense of approximately $32,000 and $63,000 was incurred during the nine months ended September 30, 2008 and 2007, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008 additional advances of approximately $490,000 were received from AIMCO Properties, L.P. to fund operating expenses.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Depository	Ended	Per Depository

	September 30,	Unit	September 30,	Unit
	2008	Certificate	2007	Certificate

Financing (1)	$ --	$ --	$ 4,835	$129.72

(1)   Distributions consist of financing proceeds from the August 2007 financing and modification of the first and second mortgage at Presidential House Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at September 30, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 limited partnership units (the "Units") in the Partnership representing 50.28% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units at September 30, 2008, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

By: DBL Properties Corporation
General Partner

Date: November 12, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 12, 2008	By: /s/Stephen B. Waters
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