Form 10-K
period 2008-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2009-03-24
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property. As discussed in “Item 8. Financial Statements and Supplementary Data - Note H – Environmental Spill”, the Partnership incurred clean up expenses of approximately $688,000 related to a diesel fuel spill at Presidential House Apartments which are included in operating expenses. The total cost of the clean up is approximately $688,000. The cleanup was completed as of December 31, 2008 and the Partnership does not expect to incur any additional costs. The Partnership received approximately $251,000 of insurance proceeds related to this loss as of December 31, 2008, which are included as a reduction of operating expenses. The Partnership is continuing to work with its third party insurance carrier with respect to obtaining additional insurance proceeds with respect to this loss.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Presidential House
Apartments	$12,174	$7,110	5-31.5 yrs	SL	$ 4,228

See “Note A – Organization and Summary of Significant Accounting Policies” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership’s property.

	Principal
	Balance At				Principal
	December 31,	Interest	Period	Maturity	Balance Due
Property	2008	Rate(1)	Amortized	Date	At Maturity (2)
	(in thousands)				(in thousands)

Presidential
House Apartments
1st mortgage	$ 4,483	7.34%	13 yrs	07/01/20	$ 3,661

2nd mortgage	5,561	5.93%	11 yrs	07/01/18	4,625
Total	$10,044				$ 8,286

(1)   Fixed rate mortgage.

(2)   See "Item 8. Financial Statements and Supplementary Data – Note C – Mortgage Notes Payable" for specific details about the loans and information with respect to the Partnership’s ability to prepay these loans.

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

In connection with the additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Presidential House Apartments.  The modification included consolidating the existing loans, an interest rate of 7.342% per annum, monthly payments of principal and interest of approximately $31,000, commencing October 1, 2007, through the maturity of July 1, 2020, at which time a balloon payment of approximately $3,661,000 is due. The previous terms for the first mortgage were an interest rate of 7.96% per annum through the maturity date of July 1, 2020 and monthly payments of approximately $35,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The previous terms for the second mortgage were an interest rate of 5.55% per annum through the maturity date of July 1, 2020 and monthly payments of approximately $11,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for the property were:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007

Presidential House Apartments	$11,193	$10,905	94%	95%

As noted under "Item 1. Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other properties in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space.  The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rate

Real estate tax and rate in 2008 for the property were:

	2008	2008
	Billing	Rate
	(in thousands)

Presidential House Apartments	$256	1.79%

Capital Improvements

Presidential House Apartments

During the year ended December 31, 2008, the Partnership completed approximately $1,938,000 of capital improvements at Presidential House Apartments consisting primarily of elevator improvement costs, roof replacement, floor covering replacements, exterior building renovations, electrical breaker and air conditioner replacements, kitchen and bath upgrades and clubhouse renovations. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 37,273 Limited Partnership Units (the “Units”) during its offering period through October 1984. The Partnership currently has 748 holders of record owning an aggregate of 37,273 Units. Affiliates of the General Partner owned 18,739 Units or 50.28% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited

	December 31,	Partnership	December 31,	Partnership
	2008	Unit	2007	Unit

Financing (1)	$ --	$ --	$4,835	$129.72

(1)   Distribution consists of financing proceeds from the additional mortgage obtained on Presidential House Apartments during August 2007.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2009 or subsequent periods.

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 2008, the unpaid preferred return arrearage totaled approximately $8,497,000 or approximately $228 per Unit.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 Units in the Partnership representing 50.28% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units at December 31, 2008, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership recognized a net loss of approximately $652,000 for the year ended December 31, 2008 as compared to net income of approximately $504,000 for the year ended December 31, 2007.  The decrease in net income for the year ended December 31, 2008 was due to an increase in total expenses and a decrease in the recognition of a casualty gain partially offset by a slight increase in total revenues.

Total expenses increased for the year ended December 31, 2008 due to increases in operating, interest, depreciation and property tax expenses partially offset by a decrease in general and administrative expense.  Operating expense increased due to cleanup costs incurred in 2008 related to a diesel fuel spill at Presidential House Apartments, resulting from an underground storage tank leak, as discussed below, along with cleanup costs related to hurricane and storm damages and an increase in insurance expense, partially offset by a decrease in advertising expense.  Insurance expense increased due to an increase in hazard insurance and general liability insurance premiums.  Advertising expense decreased due to decreases in referral fees, national web and print advertising partially offset by an increase in leasing promotions. Interest expense increased due to an additional mortgage loan obtained during August 2007.  Depreciation expense increased due to assets placed into service during the past twelve months which are being depreciated.  Property tax expense increased due to an increase in the 2008 assessed value of Presidential House Apartments and the receipt during 2007 of refunds related to prior years taxes due to a successful appeal.

In August 2008, Presidential House Apartments sustained damage from Tropical Storm Fay. During the year ended December 31, 2008, the Partnership incurred approximately $8,000 of clean up costs.  The clean up costs are included in operating expenses for the year ended December 31, 2008.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma. For the year ended December 31, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event.  The Partnership received additional insurance proceeds of approximately $363,000 for this casualty event during the year ended December 31, 2007.  The Partnership recognized a casualty gain of approximately $250,000 and $363,000 during the years ended December 31, 2006 and 2007, respectively, as the damaged assets were fully depreciated.  The Partnership does not anticipate that it will receive any further insurance proceeds related to this loss.

In March 2008, Presidential House Apartments sustained damage from a diesel fuel spill resulting from an underground storage tank leak.  For the year ended December 31, 2008, the Partnership incurred costs of approximately $688,000, which are included in operating expenses.  The cleanup was completed as of December 31, 2008 and the Partnership does not expect to incur any additional costs.  The Partnership received approximately $251,000 of insurance proceeds during 2008 related to this loss which is included as a reduction of operating expenses for the year ended December 31, 2008.  The Partnership is continuing to work with its third party insurance carrier with respect to obtaining additional insurance proceeds with respect to this loss. The Partnership also incurred approximately $41,000 of capitalizable costs associated with this event. There was no recognition of a casualty gain or loss as the damaged assets were fully depreciated.

General and administrative expense decreased for the year ended December 31, 2008 due to a decrease in legal costs associated with normal partnership operations and 2007 including expenses incurred as a result of the debt modification  in the third quarter of 2007.  Included in general and administrative expenses for the years ended December 31, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to an increase in rental income partially offset by a decrease in other income.  The increase in rental income is due to an increase in the average rental rate and a decrease in bad debt expense partially offset by a decrease in occupancy.  The decrease in other income is due to decreases in interest income, late charges, lease cancellation fees and administration and application fees partially offset by increases in cleaning and damage fees, legal reimbursements received from tenants and ancillary income.

Capital Resources and Liquidity

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $32,000 compared to approximately $33,000 at December 31, 2007.  For the year ended December 31, 2008, cash and cash equivalents decreased approximately $1,000. The decrease in cash and cash equivalents is due to approximately $1,720,000 and $237,000 of cash used in investing and operating activities, respectively, partially offset by approximately $1,956,000 of cash provided by financing activities. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the General Partner, partially offset by payments on the mortgages encumbering the investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from advances from affiliates of the General Partner, although such affiliates are not obligated to fund such advances. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $2,071,000 during the year ended December 31, 2008 to cover capital expenditures and operating expenses.  During the year ended December 31, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $52,000 to cover operating expenses. During the year ended December 31, 2008, the Partnership made no payments on the outstanding advances or on related accrued interest. During the year ended December 31, 2007, the Partnership made payments of approximately $904,000 on the outstanding advances and approximately $112,000 on related accrued interest, from operations and proceeds of the 2007 additional financing of Presidential House Apartments. At December 31, 2008 and 2007 the balance of the advances including accrued interest was approximately $2,183,000 and $53,000, respectively, which is included in due to affiliates on the accompanying balance sheets included in “Item 8. Financial Statements and Supplementary Data”. Interest is charged at the prime rate plus 2% (5.25% at December 31, 2008). Interest expense of approximately $59,000 and $63,000 was incurred during the years ended December 31, 2008 and 2007, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $391,000 to pay operating expenses.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s investment property of approximately $10,044,000 is amortized over varying periods. The first and second mortgages encumbering Presidential House Apartments mature in July 2020 and July 2018, respectively, at which time balloon payments totaling approximately $3,661,000 and $4,625,000, respectively, will be due.  The General Partner will attempt to refinance the indebtedness encumbering Presidential House Apartments and/or sell the property prior to its maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited

	December 31,	Partnership	December 31,	Partnership
	2008	Unit	2007	Unit

Financing (1)	$ --	$ --	$4,835	$129.72

(1)   Distribution consists of financing proceeds from the additional mortgage obtained on Presidential House Apartments during August 2007.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2009 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 Units in the Partnership representing 50.28% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units at December 31, 2008, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data”. The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – Years Ended December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Drexel Burnham Lambert Real Estate Associates II

We have audited the accompanying balance sheets of Drexel Burnham Lambert Real Estate Associates II as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates II at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 19, 2009

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 32	$ 33
Receivables and deposits	142	144
Other assets	280	311
Investment property (Notes C and F):
Land	1,287	1,287
Buildings and related personal property	10,887	8,969
	12,174	10,256
Less accumulated depreciation	(7,110)	(6,869)
	5,064	3,387
	$ 5,518	$ 3,875

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 270	$ 28
Tenant security deposit liabilities	111	110
Other liabilities	71	85
Due to affiliates (Note B)	2,242	61
Mortgage notes payable (Note C)	10,044	10,159
	12,738	10,443

Partners' Capital (Deficiency)
General partner	45	52
Limited partners (37,273 units issued and
outstanding)	(7,265)	(6,620)
	(7,220)	(6,568)
	$ 5,518	$ 3,875

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$ 2,072	$ 2,027
Other income	171	188
Total revenues	2,243	2,215

Expenses:
Operating	1,518	1,007
General and administrative	114	139
Depreciation	261	200
Interest	742	526
Property taxes	260	202
Total expenses	2,895	2,074

Casualty gain (Note G)	--	363

Net (loss) income (Note E)	$ (652)	$ 504

Net (loss) income allocated to general partner	$ (7)	$ --
Net (loss) income allocated to limited partners	(645)	504

	$ (652)	$ 504

Net (loss) income per limited partnership unit	$(17.30)	$ 13.52

Distributions per limited partnership unit	$ --	$129.72

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2006	37,273	$ 52	$(2,289)	$(2,237)

Net income for the year
ended December 31, 2007	--	--	504	504

Distributions to partners	--	--	(4,835)	(4,835)

Partners' capital (deficiency) at
December 31, 2007	37,273	52	(6,620)	(6,568)

Net loss for the year
ended December 31, 2008	--	(7)	(645)	(652)

Partners’ capital (deficiency) at
December 31, 2008	37,273	$ 45	$(7,265)	$(7,220)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$ (652)	$ 504
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation	261	200
Amortization of loan costs	21	14
Casualty gain	--	(363)
Bad debt expense	65	81
Change in accounts:
Receivables and deposits	(63)	(127)
Other assets	10	6
Accounts payable	24	(12)
Tenant security deposit liabilities	1	28
Other liabilities	(14)	22
Due to affiliates	110	(40)
Net cash (used in) provided by operating
activities	(237)	313

Cash flows from investing activities:
Property improvements and replacements	(1,720)	(486)
Insurance proceeds received	--	363
Net cash used in investing activities	(1,720)	(123)

Cash flows from financing activities:
Advances from affiliates	2,071	52
Payments on advances from affiliates	--	(904)
Distributions to partners	--	(4,835)
Loan costs paid	--	(114)
Proceeds from mortgage note payable	--	5,650
Payments on mortgage notes payable	(115)	(184)
Net cash provided by (used in) financing
activities	1,956	(335)

Net decrease in cash and cash equivalents	(1)	(145)

Cash and cash equivalents at beginning of year	33	178
Cash and cash equivalents at end of year	$ 32	$ 33

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 663	$ 534

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 224	$ 6

At December 31, 2006, approximately $2,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the year ended December 31, 2007.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

As of December 31, 2008, the Partnership owns and operates Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property:

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The property did not capitalize any material costs related to interest, property taxes or operating costs during the years ended December 31, 2008 and 2007. Capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were recorded during the years ended December 31, 2008 or 2007.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $10,418,000.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $23,000 and $24,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs:

Loan costs of approximately $323,000 for both December 31, 2008 and 2007, less accumulated amortization of approximately $98,000 and $77,000 at December 31, 2008 and 2007, respectively, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense for each of the years ended December 31, 2008 and 2007 was approximately $21,000 and $14,000, respectively, and is included in interest expense on the accompanying statements of operations.  Amortization expense is expected to be approximately $21,000 for each of the years 2009 through 2013.

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

Advertising Costs:

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $60,000 and $86,000 for the years ended December 31, 2008 and 2007, respectively, were charged to operating expense.

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

Recent Accounting Pronouncement:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $111,000 and $108,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses. As of December 31, 2007, the Partnership owed approximately $1,000 to affiliates of the General Partner, which is included in due to affiliates. No such amounts were owed at December 31, 2008.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $263,000 and $103,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property are construction management services provided by an affiliate of the General Partner of approximately $212,000 and $51,000 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Partnership owed an affiliate of the General Partner approximately $59,000 and $7,000 of accrued accountable administrative expenses, respectively, which is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $2,071,000 during the year ended December 31, 2008 to cover capital expenditures and operating expenses.  During the year ended December 31, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $52,000 to cover operating expenses. During the year ended December 31, 2008, the Partnership made no payments on the outstanding advances or on related accrued interest. During the year ended December 31, 2007, the Partnership made payments of approximately $904,000 on the outstanding advances and approximately $112,000 on related accrued interest, from operations and proceeds of the 2007 additional financing of Presidential House Apartments. At December 31, 2008 and 2007 the balance of the advances including accrued interest was approximately $2,183,000 and $53,000, respectively, which is included in due to affiliates. Interest is charged at the prime rate plus 2% (5.25% at December 31, 2008). Interest expense of approximately $59,000 and $63,000 was incurred during the years ended December 31, 2008 and 2007, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $391,000 to pay operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 Units in the Partnership representing 50.28% of the outstanding units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units at December 31, 2008, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal		Monthly
	Balance At		Payment			Principal
	December 31,		Including	Interest	Maturity	Balance Due
Property	2008	2007	Interest	Rate	Date	At Maturity
	(in thousands)		(in thousands)			(in thousands)
Presidential House Apartments
1st mortgage	$ 4,483	$ 4,526	$ 31	7.34%	07/01/20	$ 3,661
2nd mortgage	5,561	5,633	34	5.93%	07/01/18	4,625
Total	$10,044	$10,159	$ 65			$ 8,286

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

In connection with the additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Presidential House Apartments.  The modification included consolidating the existing loans, an interest rate of 7.342% per annum, monthly payments of principal and interest of approximately $31,000, commencing October 1, 2007, through the maturity of July 1, 2020, at which time a balloon payment of approximately $3,661,000 is due. The previous terms for the first mortgage were an interest rate of 7.96% per annum through the maturity date of July 1, 2020 and monthly payments of approximately $35,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The previous terms for the second mortgage were an interest rate of 5.55% per annum through the maturity date of July 1, 2020 and monthly payments of approximately $11,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the respective rental property.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2008, are as follows (in thousands):

2009	$ 123
2010	131
2011	140
2012	149
2013	159
Thereafter	9,342
$10,044

Note D - Partners' Capital (Deficiency)

Pursuant to a public offering, 37,273 limited partnership units were sold at $500 per unit. The calculation of net (loss) income per limited partner unit is based on 37,273 units outstanding.

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

In accordance with the Agreement of Limited Partnership, limited partners are entitled to receive an 8% cumulative preferred return on their unrecovered invested capital. No distributions have been made or accrued to the General Partner, since the limited partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner.  As of December 31, 2008, the unpaid preferred return arrearage totaled approximately $8,497,000 or approximately $228 per unit.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net (loss) income as reported in the financial statements and Federal net taxable (loss) income allocated to partners in the Partnership’s tax return for the years ended December 31, 2008 and 2007 (in thousands, except unit data):

	Years Ended December 31,
	2008	2007

Net (loss) income as reported	$ (652)	$ 504
Depreciation and amortization differences	(6)	(12)
Other	(1)	8
Casualty	(41)	(363)
Federal net taxable (loss) income	$ (700)	$ 137

Federal taxable income per limited
partnership unit	$21.16 (1)	$ 3.65 (1)

(1)   For 2008 and 2007 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable (loss) income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2008 and 2007, respectively (in thousands):

	2008	2007

Net liabilities as reported	$ (7,220)	$ (6,568)
Investment property	(519)	(364)
Accumulated depreciation	(317)	(291)
Syndication costs	2,051	2,051
Other assets & liabilities	131	(2)

Net liabilities - tax basis	$ (5,874)	$ (5,174)

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Presidential House
Apartments	$10,044	$ 1,510	$ 6,037	$ 4,627

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Presidential
House
Apartments	$ 1,287	$10,887	$12,174	$ 7,110	1967-1974	10/84	5-31.5 yrs

Reconciliation of investment property and accumulated depreciation:

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Property
Balance at beginning of year	$10,256	$ 9,766
Property improvements	1,938	490
Disposal of property	(20)	--
Balance at end of year	$12,174	$10,256

Accumulated Depreciation
Balance at beginning of year	$ 6,869	$ 6,669
Additions charged to expense	261	200
Disposal of property	(20)	--
Balance at end of year	$ 7,110	$ 6,869

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007, is approximately $11,655,000 and $9,892,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007, is approximately $7,427,000 and $7,160,000, respectively.

Note G – Casualty Gain

In August 2008, Presidential House Apartments sustained damage from Tropical Storm Fay. During the year ended December 31, 2008, the Partnership incurred approximately $8,000 of clean up costs.  The clean up costs are included in operating expenses for the year ended December 31, 2008.

In October 2005, Presidential House Apartments sustained damage from Hurricane Wilma.  For the year ended December 31, 2006, the Partnership received initial insurance proceeds of approximately $250,000 related to this casualty event.  The Partnership received additional insurance proceeds of approximately $363,000 for this casualty event during the year ended December 31, 2007.  The Partnership recognized a casualty gain of approximately $250,000 and $363,000 during the years ended December 31, 2006 and 2007, respectively, as the damaged assets were fully depreciated.  The Partnership does not anticipate that it will receive any further insurance proceeds related to this loss.

Note H – Environmental Spill

In March 2008, Presidential House Apartments sustained damage from a diesel fuel spill resulting from an underground storage tank leak.  For the year ended December 31, 2008, the Partnership incurred costs of approximately $688,000, which are included in operating expenses.  The cleanup was completed as of December 31, 2008 and the Partnership does not expect to incur any additional costs.  The Partnership received approximately $251,000 of insurance proceeds during 2008 related to this loss which is included as a reduction of operating expenses for the year ended December 31, 2008.  The Partnership is continuing to work with its third party insurance carrier with respect to obtaining additional insurance proceeds with respect to this loss. The Partnership also incurred approximately $41,000 of capitalizable costs associated with this event. There was no recognition of a casualty gain or loss as the damaged assets were fully depreciated.

Note I – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property. As discussed in “Note H”, the Partnership incurred clean up expenses of approximately $688,000 related to a diesel fuel spill at Presidential House Apartments which are included in operating expenses. The total cost of the clean up is approximately $688,000. The cleanup was completed as of December 31, 2008 and the Partnership does not expect to incur any additional costs. The Partnership received approximately $251,000 of insurance proceeds related to this loss as of December 31, 2008, which are included as a reduction of operating expenses. The Partnership is continuing to work with its third party insurance carrier with respect to obtaining additional insurance proceeds with respect to this loss.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Drexel Burnham Lambert Real Estate Associates II (the “Partnership” or “Registrant) does not have any directors or officers.  Management and administrative services are performed by the DBL Properties Corporation (“DBL” or the “General Partner”) and its affiliates.  The General Partner has general responsibility and authority in all matters affecting the business of the Partnership.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties. Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor officers received any remuneration from the General Partner during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2008

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates of the General Partner on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $111,000 and $108,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses. As of December 31, 2007, the Partnership owed approximately $1,000 to affiliates of the General Partner, which is included in due to affiliates. No such amounts were owed at December 31, 2008.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $263,000 and $103,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property are construction management services provided by an affiliate of the General Partner of approximately $212,000 and $51,000 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Partnership owed an affiliate of the General Partner approximately $59,000 and $7,000 of accrued accountable administrative expenses, respectively, which is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $2,071,000 during the year ended December 31, 2008 to cover capital expenditures and operating expenses.  During the year ended December 31, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $52,000 to cover operating expenses. During the year ended December 31, 2008, the Partnership made no payments on the outstanding advances or on related accrued interest. During the year ended December 31, 2007, the Partnership made payments of approximately $904,000 on the outstanding advances and approximately $112,000 on related accrued interest, from operations and proceeds of the 2007 additional financing of Presidential House Apartments. At December 31, 2008 and 2007 the balance of the advances including accrued interest was approximately $2,183,000 and $53,000, respectively, which is included in due to affiliates. Interest is charged at the prime rate plus 2% (5.25% at December 31, 2008). Interest expense of approximately $59,000 and $63,000 was incurred during the years ended December 31, 2008 and 2007, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $391,000 to pay operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 Units in the Partnership representing 50.28% of the outstanding units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units at December 31, 2008, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $45,000 for both of the years ending December 31, 2008 and 2007. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $7,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' Capital (Deficiency) for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)  Exhibits:

See Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

By: DBL Properties Corporation
Its General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 23, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2009
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