Form 10-Q
period 2009-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2009-05-14
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

(864) 239-1000

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 129	$ 32
Receivables and deposits	131	142
Other assets	461	280
Investment property:
Land	1,287	1,287
Buildings and related personal property	11,428	10,887
	12,715	12,174
Less accumulated depreciation	(7,200)	(7,110)
	5,515	5,064
	$ 6,236	$ 5,518

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 540	$ 270
Tenant security deposit liabilities	118	111
Accrued property taxes	66	--
Other liabilities	97	71
Due to affiliates (Note B)	2,749	2,242
Mortgage notes payable	10,014	10,044
	13,584	12,738

Partners' Capital (Deficiency)
General partner	44	45
Limited partners (37,273 units issued and
outstanding)	(7,392)	(7,265)
	(7,348)	(7,220)
	$ 6,236	$ 5,518

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 491	$ 529
Other income	45	38
Total revenues	536	567

Expenses:
Operating	302	379
General and administrative	25	25
Depreciation	90	55
Interest	201	174
Property taxes	46	62
Total expenses	664	695

Net loss	$ (128)	$ (128)

Net loss allocated to general partner	$ (1)	$ (1)
Net loss allocated to limited partners	(127)	(127)
	$ (128)	$ (128)

Net loss per limited partnership unit	$ (3.41)	$ (3.41)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2008	37,273	$ 45	$(7,265)	$(7,220)

Net loss for the three months
ended March 31, 2009	--	(1)	(127)	(128)

Partners' capital (deficiency) at
March 31, 2009	37,273	$ 44	$(7,392)	$(7,348)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (128)	$ (128)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	90	55
Amortization of loan costs	5	5
Bad debt expense	35	7
Change in accounts:
Receivables and deposits	(24)	(4)
Other assets	(186)	(113)
Accounts payable	218	108
Tenant security deposit liabilities	7	5
Accrued property taxes	66	61
Other liabilities	26	(5)
Due to affiliates	42	11
Net cash provided by operating activities	151	2

Cash flows used in investing activities:
Property improvements and replacements	(489)	(75)

Cash flows from financing activities:
Payments on mortgage notes payable	(30)	(28)
Advances from affiliates	465	220
Net cash provided by financing activities	435	192

Net increase in cash and cash equivalents	97	119
Cash and cash equivalents at beginning of period	32	33
Cash and cash equivalents at end of period	$ 129	$ 152

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 165	$ 166

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 276	$ 326

At December 31, 2008 and 2007, approximately $224,000 and $6,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

In March 2009, the Partnership entered into a sale contract with a third party relating to the sale of its sole investment property, Presidential House Apartments. The sale is projected to close during June or July of 2009.  The Partnership determined that certain criteria of Statement of Financial Accounting Standards ("SFAS") No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of its investment property as held for investment and its operations as continuing operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $27,000 and $29,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $74,000 and $14,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $63,000 and $2,000, respectively.  As of March 31, 2009 and December 31, 2008, the Partnership owed an affiliate of the General Partner approximately $70,000 and $59,000, respectively, of accrued accountable administrative expenses, which is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $465,000 and $220,000 during the three months ended March 31, 2009 and 2008, respectively, to cover capital expenditures and operating expenses. At March 31, 2009 and December 31, 2008 the balance of the advances including accrued interest was approximately $2,679,000 and $2,183,000, respectively, which is included in due to affiliates. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense of approximately $31,000 and $2,000 was incurred during the three months ended March 31, 2009 and 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009 additional advances of approximately $285,000 were received from AIMCO Properties, L.P. to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $110,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $45,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Environmental Spill

In March 2008, Presidential House Apartments sustained damage from a diesel fuel spill resulting from an underground storage tank leak.  For the three months ended March 31, 2008, the Partnership incurred costs of approximately $120,000, which are included in operating expenses.  The cleanup was completed as of December 31, 2008 at a total cost of approximately $688,000, which is included in operating expenses at December 31, 2008. The Partnership does not expect to incur any additional costs related to the cleanup. The Partnership received approximately $251,000 of insurance proceeds during the second half of 2008 related to this loss. The Partnership does not expect to receive any additional insurance proceeds related to this loss. The Partnership also incurred approximately $41,000 of capitalizable costs associated with this event. There was no recognition of a casualty gain or loss as the damaged assets were fully depreciated.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees was paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.  As discussed in “Note C”, the Partnership incurred clean up expenses of approximately $120,000 during the three months ended March 31, 2008 related to a diesel fuel spill at Presidential House Apartments. The cleanup was completed as of December 31, 2008 at a total cost of approximately $688,000, which is included in operating expenses at December 31, 2008. The Partnership does not expect to incur any additional costs related to the cleanup. The Partnership received approximately $251,000 of insurance proceeds during the second half of 2008 related to this loss. The Partnership does not expect to receive any additional insurance proceeds related to this loss. The Partnership also incurred approximately $41,000 of capitalizable costs associated with this event. There was no recognition of a casualty gain or loss as the damaged assets were fully depreciated.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 93% and 96% for the three months ended March 31, 2009 and 2008, respectively. The decrease in occupancy is due to market conditions in the local economy.

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

Results of Operations

The Partnership’s net loss for both of the three months ended March 31, 2009 and 2008 was approximately $128,000.  Net loss remained constant for the comparable periods as a decrease in total revenues was offset by a decrease in total expenses. In March 2009, the Partnership entered into a sale contract with a third party relating to the sale of its sole investment property, Presidential House Apartments. The sale is projected to close during June or July of 2009.  The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of its investment property as held for investment and its operations as continuing operations.

The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased due to a decrease in occupancy at Presidential House Apartments and an increase in bad debt expense. Other income increased due to increases in ancillary services, administrative and cleaning and damage fees at Presidential House Apartments.

The decrease in total expenses for the three months ended March 31, 2009 is due to decreases in operating and property tax expenses, partially offset by increases in depreciation and interest expenses.  General and administrative remained constant for the comparable period.  Operating expense decreased due to a decrease in cleanup costs incurred in 2008 related to a diesel fuel spill as discussed below, along with a decrease in advertising expense, partially offset by an increase in insurance expense. Advertising expense decreased due to decreased web and print advertising. Insurance expense increased due to an increase in the Partnership’s hazard insurance premiums. Property tax expense decreased due to the receipt of a refund during 2009 related to an appeal of property taxes for the year ended 2007.  Interest expense increased due to an increase in interest on advances received from AIMCO Properties, L.P., an affiliate of the General Partner, as a result of an increase in advances received during 2008 and the three months ended March 31, 2009.  Depreciation expense increased due to assets placed into service during the past twelve months which are being depreciated.

In March 2008, Presidential House Apartments sustained damage from a diesel fuel spill resulting from an underground storage tank leak.  For the three months ended March 31, 2008, the Partnership incurred costs of approximately $120,000, which are included in operating expenses.  The cleanup was completed as of December 31, 2008 at a total cost of approximately $688,000, which is included in operating expenses at December 31, 2008. The Partnership does not expect to incur any additional costs related to the cleanup. The Partnership received approximately $251,000 of insurance proceeds during the second half of 2008 related to this loss. The Partnership does not expect to receive any additional insurance proceeds related to this loss. The Partnership also incurred approximately $41,000 of capitalizable costs associated with this event. There was no recognition of a casualty gain or loss as the damaged assets were fully depreciated.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $129,000, compared to approximately $152,000 at March 31, 2008.  The increase in cash and cash equivalents of approximately $97,000 from December 31, 2008 is due to approximately $435,000 and $151,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $489,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by payments on the mortgages encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Presidential House

During the three months ended March 31, 2009, the Partnership completed approximately $541,000 of capital improvements at Presidential House Apartments, consisting primarily of elevator costs, interior and exterior building improvements and roof replacements.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s investment property of approximately $10,014,000 is amortized over varying periods.  The first and second mortgages encumbering Presidential House Apartments mature in July 2020 and July 2018, respectively, at which time balloon payments totaling approximately $3,661,000 and $4,625,000, respectively, will be due.  The General Partner will attempt to refinance the indebtedness encumbering Presidential House Apartments and/or sell the property prior to its maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $465,000 and $220,000 during the three months ended March 31, 2009 and 2008, respectively, to cover capital expenditures and operating expenses. At March 31, 2009 and December 31, 2008 the balance of the advances including accrued interest was approximately $2,679,000 and $2,183,000, respectively, which is included in due to affiliates. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense of approximately $31,000 and $2,000 was incurred during the three months ended March 31, 2009 and 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009 additional advances of approximately $285,000 were received from AIMCO Properties, L.P. to fund operating expenses.

There were no distributions during the three months ended March 31, 2009 or 2008. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 limited partnership units (the "Units") in the Partnership representing 50.28% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units at March 31, 2009, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees was paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

By: DBL Properties Corporation
General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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

   10.15    Purchase and Sale Contract between Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership and Advenir, Inc., a Florida corporation, dated March 25, 2009. Incorporated by reference to Current Report on Form 8-K dated March 25, 2009.

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