Form 10-Q
period 2009-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2009-08-12
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets held for sale:
Cash and cash equivalents	$ 6	$ 32
Receivables and deposits	251	142
Other assets	409	280
Investment property:
Land	1,287	1,287
Buildings and related personal property	11,641	10,887
	12,928	12,174
Less accumulated depreciation	(7,269)	(7,110)
	5,659	5,064
	$ 6,325	$ 5,518

Liabilities and Partners' Capital (Deficiency)
Liabilities held for sale:
Accounts payable	$ 266	$ 270
Tenant security deposit liabilities	119	111
Accrued property taxes	133	--
Other liabilities	78	71
Due to affiliates (Note B)	3,089	2,242
Mortgage notes payable	9,984	10,044
	13,669	12,738

Partners' Capital (Deficiency)
General partner	44	45
Limited partners (37,273 units issued and
outstanding)	(7,388)	(7,265)
	(7,344)	(7,220)
	$ 6,325	$ 5,518

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Income (loss) from continuing
operations	$ --	$ --	$ --	$ --
Income (loss) from discontinued
operations
Revenues:
Rental income	511	523	1,002	1,052
Other income	40	42	85	80
Total revenues	551	565	1,087	1,132

Expenses:
Operating	178	474	480	853
General and administrative	21	30	46	55
Depreciation	69	61	159	116
Interest	213	183	414	357
Property taxes	66	61	112	123
Total expenses	547	809	1,211	1,504

Net income (loss)	$ 4	$ (244)	$ (124)	$ (372)

Net loss allocated to general
partner (1%)	$ --	$ (2)	$ (1)	$ (4)
Net income (loss) allocated to
limited partners (99%)	4	(242)	(123)	(368)
	$ 4	$ (244)	$ (124)	$ (372)

Net income (loss) per limited
partnership unit	$ .11	$ (6.49)	$ (3.30)	$ (9.87)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2008	37,273	$ 45	$(7,265)	$(7,220)

Net loss for the six months
ended June 30, 2009	--	(1)	(123)	(124)

Partners' capital (deficiency) at
June 30, 2009	37,273	$ 44	$(7,388)	$(7,344)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (124)	$ (372)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	159	116
Amortization of loan costs	11	11
Bad debt expense	47	19
Change in accounts:
Receivables and deposits	(156)	(12)
Other assets	(140)	(62)
Accounts payable	(5)	78
Tenant security deposit liabilities	8	--
Accrued property taxes	133	121
Other liabilities	7	(9)
Due to affiliates	88	37
Net cash provided by (used in) operating
activities	28	(73)

Cash flows used in investing activities:
Property improvements and replacements	(753)	(662)

Cash flows from financing activities:
Payments on mortgage notes payable	(60)	(56)
Advances from affiliates	759	767
Net cash provided by financing activities	699	711

Net decrease in cash and cash equivalents	(26)	(24)
Cash and cash equivalents at beginning of period	32	33
Cash and cash equivalents at end of period	$ 6	$ 9

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 329	$ 332

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 225	$ 96

At December 31, 2008 and 2007, approximately $224,000 and $6,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation, (“DBL” or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2008 balances to conform to 2009 presentation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of discontinued operations for both the three and six months ended June 30, 2009 and 2008 are presented to reflect the operations of Presidential House Apartments as discontinued operations. The Partnership entered into a sale contract in March 2009 to sell Presidential House Apartments to a third party. On July 15, 2009 the Partnership sold Presidential House Apartments to a third party for a total sales price of $12,585,000. The respective assets and liabilities of Presidential House Apartments are classified as held for sale as of June 30, 2009 and December 31, 2008.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $53,000 and $57,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $118,000 and $99,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $102,000 and $75,000, respectively.  As of June 30, 2009 and December 31, 2008, the Partnership owed an affiliate of the General Partner approximately $77,000 and $59,000, respectively, of accrued accountable administrative expenses, which is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $759,000 and $767,000 during the six months ended June 30, 2009 and 2008, respectively, to cover capital expenditures and operating expenses. At June 30, 2009 and December 31, 2008 the balance of the advances, including accrued interest, was approximately $3,012,000 and $2,183,000, respectively, which is included in due to affiliates. Interest is charged at the prime rate plus 2% (5.25% at June 30, 2009). Interest expense of approximately $70,000 and $14,000 was incurred during the six months ended June 30, 2009 and 2008, respectively. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2009 additional advances of approximately $210,000 were received from AIMCO Properties, L.P. to fund operating expenses. Also, subsequent to June 30, 2009 the Partnership repaid approximately $1,426,000 in principal and interest from proceeds received from the sale of Presidential House Apartments. The Partnership does not anticipate that there will be sufficient cash available to fully repay the amounts due to AIMCO Properties, L.P.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $117,000 for insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $45,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Environmental Spill

In March 2008, Presidential House Apartments sustained damage from a diesel fuel spill resulting from an underground storage tank leak.  For the six months ended June 30, 2008, the Partnership incurred costs of approximately $321,000, which were included in operating expenses.  The cleanup was completed as of December 31, 2008 at a total cost of approximately $688,000. The Partnership does not expect to incur any additional costs related to the cleanup. The Partnership received approximately $251,000 of insurance proceeds during the second half of 2008 related to this loss. The Partnership also incurred approximately $41,000 of capitalizable costs associated with this event. There was no recognition of a casualty gain or loss as the damaged assets were fully depreciated. Subsequent to June 30, 2009, the Partnership received approximately $117,000 of additional insurance proceeds related to this loss which were included as a reduction to operating expenses for the three months ended June 30, 2009. The Partnership continues to discuss this event with its insurance carrier and additional insurance proceeds may be received.

Note D - Subsequent Event – Sale of Investment Property

On July 15, 2009, the Partnership sold Presidential House Apartments, its sole investment property, to a third party for a total sales price of $12,585,000. The net proceeds realized by the Partnership were approximately $1,802,000 after payment of closing costs and the assumption of the mortgages encumbering the property of approximately $9,973,000 by the buyer. The Partnership used approximately $1,426,000 to repay a portion of the unpaid advances and accrued interest from AIMCO Properties, L.P., an affiliate of the General Partner. The Partnership does not anticipate that there will be sufficient cash available to fully repay the amounts due to AIMCO Properties, L.P., an affiliate of the General Partner. The Partnership anticipates recognizing a gain, during the third quarter of 2009, of approximately $6,282,000 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on extinguishment of debt, during the third quarter of 2009, of approximately $213,000 as a result of the write off of unamortized loan costs. Due to the sale of its sole investment property, the Partnership expects to liquidate by June 30, 2010.

Note E – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $10,344,000.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.  As discussed in “Note C”, the Partnership incurred clean up expenses of approximately $321,000 during the six months ended June 30, 2008 related to a diesel fuel spill at Presidential House Apartments. The cleanup was completed as of December 31, 2008 at a total cost of approximately $688,000. The Partnership does not expect to incur any additional costs related to the cleanup. The Partnership received approximately $251,000 of insurance proceeds during the second half of 2008 related to this loss. The Partnership also incurred approximately $41,000 of capitalizable costs associated with this event. There was no recognition of a casualty gain or loss as the damaged assets were fully depreciated. Subsequent to June 30, 2009, the Partnership received approximately $117,000 of additional insurance proceeds related to this loss. The Partnership continues to discuss this event with its insurance carrier and additional insurance proceeds may be received.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and , in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership owns and operates one investment property: Presidential House Apartments, a residential apartment complex located in North Miami Beach, Florida. The average occupancy for Presidential House Apartments was 93% and 95% for the six months ended June 30, 2009 and 2008, respectively.

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

Results of Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of discontinued operations for both the three and six months ended June 30, 2009 and 2008 are presented to reflect the operations of Presidential House Apartments as discontinued operations. The Partnership entered into a sale contract in March 2009 to sell Presidential House Apartments to a third party. On July 15, 2009 the Partnership sold Presidential House Apartments to a third party for a total sale price of $12,585,000. The respective assets and liabilities of Presidential House Apartments are classified as held for sale as of June 30, 2009 and December 31, 2008.

The Partnership had net income of approximately $4,000 and a net loss of approximately $124,000 for the three and six months ended June 30, 2009, respectively, compared to a net loss of approximately $244,000 and $372,000 for the three and six months ended June 30, 2008, respectively. The decrease in net loss for both the three and six months ended June 30, 2009 is due to a decrease in total expenses partially offset by a decrease in total revenues.

The decrease in total revenues for the three months ended June 30, 2009 is primarily due to a decrease in the average rental rate and occupancy at the Partnership’s investment property. The decrease in total revenues for the six months ended June 30, 2009 is primarily due to a decrease in rental income as a result of a decrease in the average rental rate and occupancy at the Partnership’s investment property and an increase in bad debt expense, partially offset by an increase in other income. Other income increased due to increases in lease cancellation fees and late fees.

The decrease in total expenses for the three and six months ended June 30, 2009 is due to decreases in operating expenses, partially offset by increases in depreciation and interest expenses. Property tax and general and administrative expenses remained constant for the comparable periods.  Operating expenses decreased for the three and six months ended June 30, 2009 due to a decrease in cleanup costs incurred in 2008 related to a diesel fuel spill and the accrual of insurance proceeds in 2009 related to the cleanup, as discussed below, along with a decrease in property expense, partially offset by an increase in insurance expense. Property expense decreased for the three months ended June 30, 2009 due to decreased utility costs, salary and related benefit costs and decreased referral fees. Property expense decreased for the six months ended June 30, 2009 due to decreases in utility costs, and salary and related benefit costs. Insurance expense increased due to an increase in the Partnership’s hazard insurance premiums. Interest expense increased due to an increase in interest on advances received from AIMCO Properties, L.P., an affiliate of the General Partner, as a result of an increase in advances received during 2008 and the six months ended June 30, 2009.  Depreciation expense increased due to assets placed into service during the past twelve months which are being depreciated. Assets were no longer being depreciated as of May 31, 2009 due to the investment property being classified as held for sale at May 31, 2009.

In March 2008, Presidential House Apartments sustained damage from a diesel fuel spill resulting from an underground storage tank leak.  For the six months ended June 30, 2008, the Partnership incurred costs of approximately $321,000, which are included in operating expenses.  The cleanup was completed as of December 31, 2008 at a total cost of approximately $688,000. The Partnership does not expect to incur any additional costs related to the cleanup. The Partnership received approximately $251,000 of insurance proceeds during the second half of 2008 related to this loss. The Partnership also incurred approximately $41,000 of capitalizable costs associated with this event. There was no recognition of a casualty gain or loss as the damaged assets were fully depreciated. Subsequent to June 30, 2009, the Partnership received approximately $117,000 of additional insurance proceeds related to this loss which were included as a reduction to operating expenses for the three months ended June 30, 2009. The Partnership continues to discuss this event with its insurance carrier and additional insurance proceeds may be received.

Included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $6,000, compared to approximately $9,000 at June 30, 2008.  The decrease in cash and cash equivalents of approximately $26,000 from December 31, 2008 is due to approximately $753,000 of cash used in investing activities, partially offset by approximately $699,000 and $28,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by payments on the mortgages encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Presidential House

During the six months ended June 30, 2009, the Partnership completed approximately $754,000 of capital improvements at Presidential House Apartments, consisting primarily of elevator costs, kitchen and bath improvements, interior and exterior building improvements and roof replacements.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the General Partner.  On July 15, 2009, the Partnership sold Presidential House Apartments to a third party.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of repayment of advances from affiliates) of the Partnership.  The first and second mortgages totaling approximately $9,984,000 encumbering Presidential House Apartments were scheduled to mature in July 2020 and July 2018, respectively, at which time balloon payments totaling approximately $3,661,000 and $4,625,000, respectively, were due.  In connection with the sale of the property on July 15, 2009 the mortgages were assumed by the buyer.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $759,000 and $767,000 during the six months ended June 30, 2009 and 2008, respectively, to cover capital expenditures and operating expenses. At June 30, 2009 and December 31, 2008 the balance of the advances, including accrued interest, was approximately $3,012,000 and $2,183,000, respectively, which is included in due to affiliates. Interest is charged at the prime rate plus 2% (5.25% at June 30, 2009). Interest expense of approximately $70,000 and $14,000 was incurred during the six months ended June 30, 2009 and 2008, respectively. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2009 additional advances of approximately $210,000 were received from AIMCO Properties, L.P. to fund operating expenses. Also, subsequent to June 30, 2009 the Partnership repaid approximately $1,426,000 in principal and interest from proceeds received from the sale of Presidential House Apartments. The Partnership does not anticipate that there will be sufficient cash available to fully repay the amounts due to AIMCO Properties, L.P.

There were no distributions during the six months ended June 30, 2009 or 2008. The General Partner has evaluated the cash requirements of the Partnership and determined that the net sales proceeds and any other remaining cash will be used to repay outstanding loans and payables to an affiliate of the General Partner. No distribution to partners is anticipated.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 limited partnership units (the "Units") in the Partnership representing 50.28% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units at June 30, 2009, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

By: DBL Properties Corporation
General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

10.16    First Amendment to Purchase and Sale Contract between Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership and Advenir, Inc., a Florida corporation, dated April 24, 2009. (Incorporated by reference to Current Report on Form 8-K dated April 24, 2009)

10.17    Second Amendment to Purchase and Sale Contract between Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership and Advenir, Inc., a Florida corporation, dated May 8, 2009. (Incorporated by reference to Current Report on Form 8-K dated May 8, 2009)

10.18    Third Amendment to Purchase and Sale Contract between Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership and Advenir, Inc., a Florida corporation, dated May 15, 2009. (Incorporated by reference to Current Report on Form 8-K dated May 15, 2009)

10.19    Fourth Amendment to Purchase and Sale Contract between Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership and Advenir, Inc., a Florida corporation, dated June 25, 2009. (Incorporated by reference to Current Report on Form 8-K dated June 25, 2009)

10.20    Fifth Amendment to Purchase and Sale Contract between Drexel Burnham Lambert Real Estate Associates II, a New York limited partnership and Advenir, Inc., a Florida corporation, dated July 2, 2009. (Incorporated by reference to Current Report on Form 8-K dated July 2, 2009)

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