Form 10-Q
period 2009-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II
filed 2009-11-16
CIK 725646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

September 30, 2009

Assets
Cash and cash equivalents	$ 152
Receivables and deposits	10
162

Liabilities
Accounts payable	52
Due to affiliates (Note C)	50
Estimated costs during the period of liquidation (Note A)	60
162
Net assets in liquidation	$ --

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

Period from August 1 through September 30, 2009

Net assets in liquidation at August 1, 2009	$ --

Adjustment to estimated costs to be incurred during
the period of liquidation	--

Costs paid during liquidation period	--

Net assets in liquidation at September 30, 2009	$ --

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

BALANCE SHEET

 (in thousands, except unit data)

December 31, 2008

Assets held for sale:
Cash and cash equivalents	$ 32
Receivables and deposits	142
Other assets	280
Investment property:
Land	1,287
Buildings and related personal property	10,887
12,174
Less accumulated depreciation	(7,110)
5,064
$ 5,518

Liabilities and Partners' Capital (Deficiency)
Liabilities held for sale:
Accounts payable	$ 270
Tenant security deposit liabilities	111
Accrued property taxes	--
Other liabilities	71
Due to affiliates (Note C)	2,242
Mortgage notes payable	10,044
12,738

Partners' Capital (Deficiency)
General partner	45
Limited partners (37,273 units issued and
outstanding)	(7,265)
(7,220)
$ 5,518

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Period from		Period from
	July 1	Three Months	January 1	Nine Months
	through	Ended	through	Ended
	July 31,	September 30,	July 31,	September 30,
	2009	2008	2009	2008
Income from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	72	523	1,074	1,575
Other income	5	50	90	130
Total revenues	77	573	1,164	1,705
Expenses:
Operating	318	409	798	1,262
General and administrative	15	28	61	83
Depreciation	--	67	159	183
Interest	29	189	443	546
Property taxes	5	61	117	184
Loss on extinguishment of debt
(Note E)	213	--	213	--
Total expenses	580	754	1,791	2,258
Loss from discontinued operations	(503)	(181)	(627)	(553)
Gain on sale of discontinued operations
(Note E)	6,307	--	6,307	--
Net income (loss)	$ 5,804	$ (181)	$ 5,680	$ (553)

Net income (loss) allocated to general
Partner (1%)	$ 58	$ (2)	$ 57	$ (6)
Net income (loss) allocated to limited
Partners (99%)	5,746	(179)	5,623	(547)
	$ 5,804	$ (181)	$ 5,680	$ (553)

Net income (loss) per limited
partnership unit:
Loss from discontinued operations	$ (13.36)	$ (4.80)	$ (16.66)	$ (14.68)
Gain on sale of discontinued
operations	167.52	--	167.52	--
	$ 154.16	$ (4.80)	$ 150.86	$ (14.68)

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	37,273	$ 1	$18,637	$18,638

Partners' capital (deficiency) at
December 31, 2008	37,273	$ 45	$(7,265)	$(7,220)

Net income for the seven months
ended July 31, 2009	--	57	5,623	5,680

Partners' capital (deficiency) at
July 31, 2009	37,273	$ 102	$(1,642)	(1,540)

Adjustment to liquidation basis
(Notes A and B)				1,540

Net assets in liquidation at
August 1, 2009				$ --

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Period from
	January 1	Nine Months
	through	Ended
	July 31,	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 5,680	$ (553)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	159	183
Amortization of loan costs	12	16
Bad debt expense	50	43
Gain on sale of discontinued operations	(6,307)	--
Loss on extinguishment of debt	213	--
Change in accounts:
Receivables and deposits	70	(195)
Other assets	55	(35)
Accounts payable	191	227
Tenant security deposit liabilities	(111)	6
Accrued property taxes	--	182
Other liabilities	(61)	8
Due to affiliates	(109)	68
Net cash used in operating activities	(158)	(50)

Cash flows from investing activities:
Property improvements and replacements	(1,133)	(913)
Net proceeds from sale of discontinued operations	2,176	--
Net cash provided by (used in) investing
activities	1,043	(913)

Cash flows from financing activities:
Advances from affiliates	969	1,026
Payments on advances from affiliates	(1,295)	--
Payments on mortgage notes payable	(71)	(85)
Net cash (used in) provided by financing
activities	(397)	941

Net increase (decrease) in cash and cash equivalents	488	(22)

Cash and cash equivalents at beginning of period	32	33
Cash and cash equivalents at end of period	$ 520	$ 11

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 546	$ 498

Supplemental disclosure of non-cash information:
Property improvements and replacements in accounts
payable	$ --	$ 273
Assumption of mortgages by the purchaser	$ 9,973	$ --

At December 31, 2008 and 2007, approximately $224,000 and $6,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the period from January 1 through July 31, 2009 and the nine months ended September 30, 2008, respectively.

See Accompanying Notes to Financial Statements

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

As of July 31, 2009, Drexel Burnham Lambert Real Estate Associates II (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note E – Disposal of Investment Property”). The general partner responsible for management of the Partnership's business is DBL Properties Corporation ("the General Partner"). The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at July 31, 2009 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner’s estimates as of the date of the financial statements.

The General Partner estimates that the liquidation process will be completed by June 30, 2010.  Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The accompanying statements of discontinued operations for all periods presented reflect the operations of Presidential House Apartments as loss from discontinued operations as a result of the property’s sale to a third party on July 15, 2009 (as discussed in “Note E”).

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, at July 31, 2009, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $1,540,000. The net adjustments are summarized as follows:

Decrease (increase)

in Net Liabilities

(in thousands)

Adjustment of due to affiliates	$ 1,569
Adjustment of other assets and liabilities, net	(29)
$ 1,540

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $63,000 and $84,000 for the period from January 1 through July 31, 2009 and for the nine months ended September 30, 2008, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $137,000 and $158,000 for the period from January 1 through July 31, 2009 and for the nine months ended September 30, 2008, respectively, which are included in general and administrative expenses, investment property and gain from sale of discontinued operations.  The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the period from January 1 through July 31, 2009 and for the nine months ended September 30, 2008 are construction management services provided by an affiliate of the General Partner of approximately $110,000 and $122,000, respectively. As of July 31, 2009 and December 31, 2008, the Partnership owed an affiliate of the General Partner approximately $8,000 and $59,000, respectively, of accrued accountable administrative expenses, which is included in due to affiliates. The $8,000 owed at July 31, 2009 was paid during the period from August 1 through September 30, 2009.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $969,000 and $1,026,000 during the period from January 1 through July 31, 2009 and for the nine months ended September 30, 2008, respectively, to cover capital expenditures and operating expenses. During the period from January through July 31, 2009, the Partnership paid approximately $1,426,000 of principal and accrued interest with proceeds from the sale of its sole investment property. Additional principal payments were made during the period August 1 through September 30, 2009 in the amount of $180,000.  Subsequent to September 30, 2009, the Partnership made an additional payment of $50,000. There were no payments made during the nine months ended September 30, 2008. Interest was charged at the prime rate plus 2% (5.25% at July 31, 2009). Interest expense of approximately $74,000 and $32,000 was incurred during the period from January 1 through July 31, 2009 and for the nine months ended September 30, 2008, respectively. In accordance with the liquidation basis of accounting (as discussed in “Note B”) the Partnership recorded an adjustment to reduce the outstanding advance and accrued interest balance by approximately $1,569,000 to reflect the remaining outstanding balance at its estimated settlement amount. At September 30, 2009 and December 31, 2008 the balance of the advances, including accrued interest, was approximately $50,000 and $2,183,000, which is included in due to affiliates. The Partnership does not anticipate that there will be sufficient cash available to fully repay the amounts due to AIMCO Properties, L.P.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the period from January 1 through July 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $117,000 for insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $45,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note D – Environmental Spill

In March 2008, Presidential House Apartments sustained damage from a diesel fuel spill resulting from an underground storage tank leak.  For the nine months ended September 30, 2008, the Partnership incurred costs of approximately $688,000, which were included in operating expenses.  The cleanup was completed as of December 31, 2008 at a total cost of approximately $688,000. The Partnership does not expect to incur any additional costs related to the cleanup. The Partnership received approximately $251,000 of insurance proceeds during the second half of 2008 related to this loss. The Partnership also incurred approximately $41,000 of capitalizable costs associated with this event. There was no recognition of a casualty gain or loss as the damaged assets were fully depreciated. The Partnership received approximately $117,000 of additional insurance proceeds related to this loss during 2009 which were included as a reduction to operating expenses for the period from January 1 through July 31, 2009.  The Partnership continues to discuss this event with its insurance carrier and additional insurance proceeds may be received.

Note E – Disposal of Investment Property

On July 15, 2009, the Partnership sold Presidential House Apartments, its sole investment property, to a third party for a total sales price of $12,585,000. The net proceeds realized by the Partnership were approximately $2,176,000 after payment of closing costs and the assumption of the mortgages encumbering the property of approximately $9,973,000 by the buyer. The Partnership recognized a gain, during the period from January 1 through July 31, 2009, of approximately $6,307,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt, during the period from January 1 through July 31, 2009, of approximately $213,000 as a result of the write off of unamortized loan costs. Due to the sale of its sole investment property, the Partnership expects to liquidate by June 30, 2010.

Note F – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2009, the Partnership believes that the carrying amount of its financial instruments approximated their fair value due to the short-term maturity of these instruments.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be liable for environmental liabilities or costs associated with its former property.  As discussed in “Note D”, the Partnership incurred clean up expenses of approximately $688,000 during the nine months ended September 30, 2008 related to a diesel fuel spill at Presidential House Apartments. The cleanup was completed as of December 31, 2008 at a total cost of approximately $688,000. The Partnership does not expect to incur any additional costs related to the cleanup. The Partnership received approximately $251,000 of insurance proceeds during the second half of 2008 related to this loss. The Partnership also incurred approximately $41,000 of capitalizable costs associated with this event. There was no recognition of a casualty gain or loss as the damaged assets were fully depreciated. The Partnership received approximately $117,000 of additional insurance proceeds related to this loss during 2009. The Partnership continues to discuss this event with its insurance carrier and additional insurance proceeds may be received.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of July 31, 2009, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Presidential House Apartments, on July 15, 2009. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $5,680,000 for the period from January 1 through July 31, 2009 compared to a net loss of approximately $553,000 for the nine months ended September 30, 2008. The increase in net income is due to a gain on sale of discontinued operations in 2009, partially offset by an increase in loss from discontinued operations.

On July 15, 2009, the Partnership sold Presidential House Apartments, its sole investment property, to a third party for a total sales price of $12,585,000. The net proceeds realized by the Partnership were approximately $2,176,000 after payment of closing costs and the assumption of the mortgages encumbering the property of approximately $9,973,000 by the buyer. The Partnership recognized a gain, during the period from January 1 through July 31, 2009, of approximately $6,307,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt, during the period from January 1 through July 31, 2009, of approximately $213,000 as a result of the write off of unamortized loan costs.

Excluding the impact of the gain on sale of discontinued operations in 2009, the Partnership’s loss from discontinued operations for the period from January 1 through July 31, 2009 was approximately $627,000 compared to a loss from discontinued operations of approximately $553,000 for the nine months ended September 30, 2008. For the period from January 1 through July 31, 2009, excluding the loss on extinguishment of debt and the effect of the change in total revenues, operating, depreciation, interest and property tax expenses, total expenses remained constant as a result of the sale of the Partnership’s only investment property on July 15, 2009.

In March 2008, Presidential House Apartments sustained damage from a diesel fuel spill resulting from an underground storage tank leak.  For the nine months ended September 30, 2008, the Partnership incurred costs of approximately $688,000, which were included in operating expenses.  The cleanup was completed as of December 31, 2008 at a total cost of approximately $688,000. The Partnership does not expect to incur any additional costs related to the cleanup. The Partnership received approximately $251,000 of insurance proceeds during the second half of 2008 related to this loss. The Partnership also incurred approximately $41,000 of capitalizable costs associated with this event. There was no recognition of a casualty gain or loss as the damaged assets were fully depreciated. The Partnership received approximately $117,000 of additional insurance proceeds related to this loss during 2009 which were included as a reduction to operating expenses for the period from January 1 through July 31, 2009. The Partnership continues to discuss this event with its insurance carrier and additional insurance proceeds may be received.

Included in general and administrative expenses for the period from January 1 through July 31, 2009 and the nine months ended September 30, 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement, as well as costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2010 due to the sale of its remaining investment property.

At July 31, 2009 the Partnership had cash and cash equivalents of approximately $520,000 compared to approximately $32,000 at December 31, 2008. Cash and cash equivalents increased approximately $488,000 from December 31, 2008 due to approximately $1,043,000 of cash provided by investing activities, partially offset by approximately $397,000 and $158,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of proceeds from the sale of Presidential House Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership’s investment property and repayment of advances from affiliates, partially offset by advances received from an affiliate.

In accordance with the Partnership Agreement, an affiliate of the General Partner, AIMCO Properties, L.P., advanced the Partnership approximately $969,000 and $1,026,000 during the period from January 1 through July 31, 2009 and for the nine months ended September 30, 2008, respectively, to cover capital expenditures and operating expenses. During the period from January through July 31, 2009, the Partnership paid approximately $1,426,000 of principal and accrued interest with proceeds from the sale of its sole investment property. Additional principal payments were made during the period August 1 through September 30, 2009 in the amount of $180,000.  Subsequent to September 30, 2009, the Partnership made an additional payment of $50,000. There were no payments made during the nine months ended September 30, 2008. Interest was charged at the prime rate plus 2% (5.25% at July 31, 2009). Interest expense of approximately $74,000 and $32,000 was incurred during the period from January 1 through July 31, 2009 and for the nine months ended September 30, 2008, respectively. In accordance with the liquidation basis of accounting (as discussed in “Note B”) the Partnership recorded an adjustment to reduce the outstanding advance and accrued interest balance by approximately $1,569,000 to reflect the remaining outstanding balance at its estimated settlement amount. At September 30, 2009 and December 31, 2008 the balance of the advances, including accrued interest, was approximately $50,000 and $2,183,000, which is included in due to affiliates. The Partnership does not anticipate that there will be sufficient cash available to fully repay the amounts due to AIMCO Properties, L.P.

For the period January 1 through July 31, 2009, the Partnership completed approximately $909,000 of capital improvements at Presidential House Apartments, consisting primarily of elevator costs, kitchen and bath improvements, interior and exterior building improvements and roof replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the General Partner. The Partnership sold Presidential House Apartments to a third party in 2009.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at July 31, 2009 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the financial statements.

In accordance with the liquidation basis of accounting, at July 31, 2009, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $1,540,000. The net adjustments are summarized as follows:

Decrease (increase)

in Net Liabilities

(in thousands)

Adjustment of due to affiliates	$ 1,569
Adjustment of other assets and liabilities, net	(29)
$ 1,540

There were no distributions during the nine months ended September 30, 2009 and 2008. The General Partner has evaluated the cash requirements of the Partnership and determined that the net sales proceeds and any other remaining cash will be used to repay outstanding loans and payables to an affiliate of the General Partner. No distribution to partners is anticipated.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,739 limited partnership units (the "Units") in the Partnership representing 50.28% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.28% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.  If the carrying amount exceeded the aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment was subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property.  These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could have caused impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009 and the remaining four arbitrations will take place in March and April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES II

By: DBL Properties Corporation
General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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